Form 10QSB
period 1996-03-31
FIELDS AIRCRAFT SPARES INC
filed 1996-05-14
CIK 1002911

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

  (Mark One)

   [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1996

    -OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES AND EXCHANGE ACT OF 1934

  For the transition period from


  Commission file number            0-27100

             FIELDS AIRCRAFT SPARES, INC.
  (Exact name of registrant as specified in its charter)

             UTAH                                        95-4218263
  State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                        Identification No.)

   2251-A Ward Avenue, Simi Valley, California   93005
  (Address of principal executive offices     (Zip Code)

                     (805) 583-0080
  (Registrant's telephone number, including area code)


  (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 14 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes   X       No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class of Stock                            Amount Outstanding


  $.05 par value Common Shares                    984,352 Common Shares
                                                   at March 31, 1996

             FIELDS AIRCRAFT SPARES, INC.

                  TABLE OF CONTENTS

                                                      Page No.

  Part I - Financial Information

    Item 1.   Consolidated Financial Statements

              Balance Sheet                               3
              Statement of Operations                     5
              Statements of Cash Flows                    7
              Notes to Financial Statements               8


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                  15


  Part II. - Other Information

    Item 1.   Legal Proceedings                            17
    Item 2.   Changes in Securities                        17
    Item 3.   Defaults upon Senior Securities              17
    Item 4.   Submission of Matters to a Vote
              of Security Holders                          17
    Item 5.   Other information                            17
    Item 6.   Exhibits and Reports on Form 8-K             17

  FIELDS AIRCRAFT SPARES, INC.
  FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

  UNAUDITED CONSOLIDATED BALANCE SHEET
  AS OF MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 Proforma
                               Historical          1996             Historical
                                 1996            (Note 2)              1995
CURRENT ASSETS:
     Cash                     $   88,000       $   88,000         $   111,000
    Accounts receivable,
       less allowance for
       doubtful accounts
       of $50,000              1,794,000         1,794,000          1,281,000
     Inventory                 7,823,000         7,823,000          7,652,000
     Prepaid expenses            144,000           144,000            146,000

    Total current assets     $ 9,849,000      $  9,849,000       $  9,190,000

LAND, BUILDING  AND EQUIPMENT:

     Land                   $    210,000      $    210,000       $    210,000
 Building and building
 improvements                  1,133,000         1,133,000          1,132,000
 Furniture and equipment         538,000           538,000            536,000

            Totals           $ 1,881,000       $ 1,881,000        $ 1,878,000

Less accumulated
 depreciation and
 amortization                    666,000           666,000            635,000
Land, building and
 equipment, net              $ 1,215,000       $ 1,215,000        $ 1,243,000


  OTHER ASSETS:

Debt issuance costs,
 net of accumulated
 amortization                $   372,000       $   372,000        $   420,000
Other assets                     119,000           119,000             81,000

Total other assets           $   491,000       $   491,000        $   501,000

         Total assets        $11,555,000       $11,555,000        $10,934,000


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 Proforma
                              Historical           1996            Historical
                                1996             (Note 2)            1995
CURRENT LIABILITIES:
 Accounts payable            $   659,000      $   659,000         $   488,000
 Other accrued liabilities       210,000          210,000             139,000
 Income taxes payable              1,000            1,000               1,000
 Current portion of
   notes payable               7,972,000        7,972,000           7,905,000

Total current liabilities   $  8,842,000     $  8,842,000        $  8,533,000


MINORITY INTEREST           $  2,050,000     $        -          $  2,050,000


SHAREHOLDERS' EQUITY
 Common stock               $    297,000     $    313,000        $    297,000
 Additional paid-in capital    1,376,000        3,410,000           1,376,000
 Retained deficit             (1,010,000)      (1,010,000)         (1,322,000)

Total shareholders' equity  $    663,000     $  2,713,000        $    351,000

Total liabilities and
 shareholders' equity       $  11,555,000    $ 11,555,000        $ 10,934,000


FIELDS AIRCRAFT SPARES, INC.
FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                             1996                   1995
SALES                                    $ 1,360,000          $   818,000

COST OF SALES                                615,000              273,000

GROSS PROFIT                            $    745,000          $   545,000
OPERATING EXPENSES:
 General and administrative             $    777,000          $   461,000
 Interest, net                               306,000              238,000

Total operating expenses                $  1,083,000          $   699,000

LOSS FROM OPERATIONS                    $   (338,000)         $  (154,000)

OTHER INCOME:
 Casualty gain                          $    653,000          $      -
 Gain on exchange of debt                       -               4,759,000
 Gain on sale of subsidiary                     -                 183,000

 Total other income                     $    653,000          $ 4,942,000

INCOME BEFORE PROVISION
  FOR INCOME TAXES                      $    315,000          $ 4,788,000

PROVISION FOR INCOME TAXES                     3,000                3,000

NET INCOME                              $    312,000          $  4,785,000

NET INCOME PER SHARE                    $       0.24          $       3.72


UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                              1996                   1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                               $  312,000             $ 4,785,000
 Adjustments to reconcile net
  income to netcash used in
  operating activities:
 Depreciation and amortization                31,000                  19,000
 Amortization of debt issuance costs          48,000                  22,000
 Gain on exchange of debt                                         (4,759,000)
 Gain on sale of subsidiary                                         (183,000)
 Increase in accounts receivable            (513,000)                (65,000)
 (Increase) decrease in inventory           (171,000)                 94,000
 Decrease (increase) in prepaid expenses       2,000                 (17,000)
 Increase in other assets                    (38,000)
 Increase (decrease) in accounts payable     171,000                (342,000)
 Increase (decrease) in other
   accrued liabilities                        71,000                (236,000)

Net cash used in operating activities    $   (87,000)            $  (682,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of land, building
   and equipment                         $    (3,000)            $   (31,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on line of credit        $     75,000            $
 Principal payments on notes payable           (8,000)                (8,000)
 Proceeds from issuance of
  notes payable                                                    1,153,000
 Costs associated with issuance
   of notes payable                                                 (424,000)
 Proceeds from issuance of common stock                              250,000
 Net cash provided by financing
  activities                             $     67,000            $   971,000

NET (DECREASE) INCREASE IN CASH          $    (23,000)           $   258,000

CASH, December 31, 1995 and 1994              111,000                 11,000

CASH, March 31, 1996 and 1995           $      88,000            $   269,000


UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                          COMMON STOCK
                   Number of            Additional                     Total
                    Shares               Paid-in     Retained    Shareholders'
                 Outstanding   Amount    Capital     Deficit          Equity
BALANCE,
 December 31,
 1995              984,352  $ 297,000  $ 1,376,000  $(1,322,000)   $  351,000

Net income           -           -           -          312,000       312,000

BALANCE,
 March 31,
 1996              984,352  $ 297,000  $ 1,376,000  $(1,010,000)   $  663,000

BALANCE,
 December 31,
 1994              944,352  $  47,000  $ 1,376,000  $(5,869,000)  $(4,446,000)

Issuance of
Common Stock        40,000    250,000        -            -           250,000

Net Income            -          -           -        4,785,000     4,785,000

BALANCE,
 March 31,
 1995              984,352  $ 297,000  $ 1,376,000  $(1,084,000)   $  589,000


NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial statements have been included.

  a.  Principles of consolidation and company background

  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc., a Utah corporation, formerly known as Fields Industrial Group, Inc., hereafter referred to as FASI, and its majority-owned subsidiary Fields Aircraft Spares Incorporated, a California corpor-ation,(FASC) and its wholly-owned subsidiary Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

  In 1995, Fields Industrial Group, Inc. changed its name to Fields Aircraft Spares, Inc.

  The Group distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a brokerage basis.

  b.   Concentration of credit risk

  Substantially all of the Group's trade accounts receivables are due from companies in the airline industry located throughout the United States and internationally. The Group performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses relating to customers in the airline industry have consistently been insignificant and within management's expectations.

  c.   Concentration of sales

  The Group had sales to foreign companies that amounted to 26.9% and 15.6% of total sales for the three months ended March 31, 1996 and 1995.

  For the three months ended March 31, 1996, one customer accounted for $251,000 of sales. For the three months ended March 31, 1995, one customer accounted for $289,000 of sales.

  d.   Inventory

  Inventory is valued at the lower of cost or market value using the first-in, first-out method. Where a group of parts have been purchased together as a lot, the cost of the lot is allocated to the individual parts by management, where possible, pro rata to the list selling price at the time of purchase. Consistent with industry practice, inventory is carried as a current asset but all inventory is not expected to be sold within one year.

 e.   Land, building and equipment

 Land, building and equipment are recorded at cost. Depreciation and amorti-zation are computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

 The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation and amortization expense for the three months ended March 31, 1996 and 1995 amounted to $31,000 and $19,000, respectively.

 f.   Debt issuance costs

 The debt issuance costs relate to the issuance of the new financing. Amorti-zation of debt issuance costs for the three months ended March 31, 1996 and 1995 amounted to $48,000 and $22,000.

 g.   Revenue recognition

 The Group recognizes revenue from all types of sales under the accrual method of accounting when title transfers. Title transfers at the Group's facility.

 h.   Earnings per share

 In March 1995, FASI's shareholders authorized the reverse split of its common stock on the basis of fifty old shares for one new share. This reverse split was effective as of November 1995. All references herein to the number of shares are after the reverse split.

 Earnings per share are based upon the following weighted average number of shares on a fully-diluted basis which includes the conversion by MDC of its preferred stock of FASC into common shares of FASI: 1996, 1,312,469 shares; 1995, 1,285,802 shares.

 i.  Income taxes

 The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, state income taxes, bad debts, inventory, and depreciation.

 In 1992, the Group adopted Statement of Financial Accounting
 Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities. The income tax effect of the temporary differences as of March 31, 1996 and December 31, 1995 consisted of the following:

                                                      1996              1995
     Deferred tax liability resulting from
        taxable temporary differences
        accounting for inventory               $   (314,000)      $ (314,000)
     Deferred tax asset resulting from
        deductible temporary differences
        for allowance for uncollectables              4,000           20,000
     Deferred tax asset resulting from
         deductible temporary differences
           for other accrued liabilities                              60,000
     Deferred tax asset resulting from
         deductible temporary differences
         for utilization of net operating loss
         carryforwards for income tax
         purposes.                                  991,000          729,000
     Valuation allowance resulting from the
      potential nonutilization of net operating
       loss carryforwards for income tax
       purposes                                    (681,000)        (495,000)

              Total deferred income taxes        $        0        $        0

 j.    Employee benefit plan

 FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue
 Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the three months ended March 31, 1996 and 1995.


2. Shareholders' equity

 FASI has 50,000 share authorized of its $.001 par value preferred stock.
 At March 31, 1996 and December 31, 1995, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

 FASI has the following common stock as of March 31, 1996 and December 31, 1995:

     Authorized                 2,000,000
     Issued and outstanding       984,352
     Par value                       $.05

 All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

 On February 7, 1995, the Group owed $7,658,000 to McDonnell Douglas
 Corporation (MDC).  MDC cancelled the debt in exchange for $850,000 plus
 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A preferred stock of FASC for 25% of the total outstanding common stock of FASI within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market. The Series A convertible preferred stock carries a liquidation preference of $5,000,000; which, in the event of a liquidation of the Group, should be paid pro rata to the holders of the Series A shares.

 In January 1995, FASI sold 40,000 shares of common stock for $250,000 ($6.25 per share). FASI then paid $250,000 to FASC as additional paid-in capital.

 The exchange of the MDC debt for the preferred stock of FASC was accounted for as a minority interest. A gain of $4,759,000 has been recorded in the financial statements for the three months ended March 31, 1995 as a result of these transactions.

 The proforma 1996 amounts on the consolidated balance sheet represent the affect if the preferred stock of FASC had been converted by MDC into 25% of the total outstanding common stock of FASI on a fully-diluted basis on March 31, 1996. The proforma balance sheet reflects the conversion of the preferred stock accounted for as an acquisition of the minority interest under the purchase method of accounting, assuming a fair value of $6.25 per common share of FASI based on the January 1995 sale.


2. Shareholders' equity (continued):

 On February 9, 1995, FASC obtained new financing from Norwest Business
 Credit, Inc., (Norwest). FASC. obtained a line of credit in the maximum amount of $10,000,000 with interest payable monthly at prime plus 2.5%. Although due on demand, it expires in February, 1998. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral.

 On February 9, 1995, FASI sold 100% of the outstanding common stock of Fields Industrial Supply, Inc. to an unrelated party.

 As of March 31, 1996, the Company had not reached a final settlement with its insurance company. Management has elected to record, based upon repair estimates submitted by the insurance company, a conservative estimate of the minimum amount expected as a casualty gain as a result of the January 1994 earthquake. A casualty gain of $653,000 has been recorded in the financial statements for the three months ended March 31, 1996 as a result of this transaction.

3. Notes payable

 The notes payable at March 31, 1996 and December 31, 1995 consisted of the following:


                                                1996                1995
  Line of credit from Norwest,
     secured by all assets of
     the Group, interest at prime plus
     2.5% (10.75% at March 31, 1996
     and 10.5% at December 31, 1995)
     payable monthly                        $ 7,501,000         $ 7,427,000

  Note payable to bank, secured by land
     and building, payable monthly at
     $2,396 plus interest at prime plus
     2% (10.25% at March 31, 1996
     and 10.0% at December 31, 1995),
     due in 1996                                450,000             457,000

  Other notes payable                       $    21,000         $    21,000

                    Totals                  $ 7,972,000         $ 7,905,000
  Less current portion                        7,972,000           7,905,000

  Notes payable, net of current portion     $     -             $     -


  Principal payment requirements on all notes payable based on terms and rates in effect at March 31, 1996 are as follows:

      YEAR ENDING
       MARCH 31,                   AMOUNT

        1997                     $  7,972,000
        Thereafter                    -

  Total interest expense for the three months ended March 31, 1996 and 1995 amounted to $306,000 and $238,000, respectively. Total interest paid for the three months ended March 31, 1996 and 1995 amount to $246,000 and $211,000, respectively.

4.    Provision for income taxes

  The provision for income taxes for the three months ended March 31 consisted of the following:
                                        1996                  1995
   CURRENT:
       State                    $      3,000         $       3,000

       Total provision for
       income taxes             $      3,000         $       3,000


  Total income taxes paid in 1996 and 1995 amounted to $2,400 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

     YEAR ENDING
     DECEMBER 31,                  FEDERAL                     STATE
        2007                    $                        $    814,000
        2008                       942,000                    750,000
        2009                     1,161,000                    580,000
        2010                       200,000                    100,000

5.    Commitments

  The Group leases vehicles and equipment and office facilities under operating leases. The Minimum lease payments required under operating leases as of March 31, 1996 are as follows:

        YEAR ENDING
          MARCH 31,                   AMOUNT

          1996                      $    32,000
          1997                           16,000
          1998                           14,000
        Thereafter                           -

  Lease expense for the three months ended March 31, 1996 and 1995 was $24,000 and $23,000, respectively.

  The Group has a contract with a financial advisor whereby the financial advisor will provide consulting services to the Group. The minimum payments required under the contract as of March 31, 1996 are as follows:

        YEAR ENDING
         MARCH 31,                     AMOUNT

          1996                      $   67,000
          1997                          60,000
          Thereafter                                   -

6.      Related party transactions

  The Group leases an office facility on a month to month basis from an entity owned by certain officers of the Group.

  In November 1995 FASI issued options to 25 employees to the Group to acquire up to 82,525 common shares of FASI at a purchase price of $3.00 per share subject to certain requirements. The options must vest by November 1998.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THREE-MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995

Operations of the Company and its subsidiaries for the three months ended March 31, 1996 generated net loss of $338,000 compared to a net loss of $154,000 for the comparable period of 1995. The increase in net loss for the three month period is attributable to a reduction in gross margin percentage and increased general and administrative expense and increased interest expense.

Sales for the three months ended March 31, 1996 were $1,360,000 compared to $818,000 for the comparable period of 1995, an increase of approximately 66%. The increase in sales was due to an increase in volume of sales. Among factors leading to the increase in volume of sales were an expansion of the sales team, the completion of the Company's financing which allowed management to concentrate its efforts back to marketing and the ability to pursue brokerage transactions which the new financing package allowed.

Costs of goods sold for the three month period ended March 31, 1996 and 1995 were $615,000 and $273,000 respectively (approximately 45% and 33% of sales, respectively). The reduction of gross margin percentage is due to the increasing proportion of total sales represented by brokerage transactions as opposed to sales from inventory.

Total operating expenses increased from $699,000 for the three months ended March 31, 1995 to $1,083,000 for the three months ended
March 31, 1996. The expansion of the sales team and completion of the Company's financing arrangements described above and an increase in interest expense are the principal factors causing the increased operating expenses.

During the quarter ended March 31, 1996, the Company recognized a nonrecurring gain of $653,000 in connection with a certain casualty insurance claim. During the same period of the prior year, the Company recognized nonrecurring gains of $4,942,000 in connection with the exchange of debt and sale of a subsidiary. Due principally to those factors, net income of the Company decreased from $4,785,000 for the three months ended March 31, 1995 to $312,000 for the same period of 1996.

LIQUIDITY

At March 31, 1996 the Company had working capital (current assets in excess of current liabilities) of $1,007,000 compared to working capital of $657,000 on December 31, 1995. The increase in liquidity is due principally to an increase in accounts receivable caused by the Company's recognition of a receivable from a casualty insurance claim.

Operating activities used $87,000 and $682,000 of the Company's cash flow for the three months ended March 31, 1996 and March 31, 1995, respectively. The decrease in the cash used for the first three months of 1996 compared to the same period of 1995 was mostly due to an increase in accounts payable and other accrued liabilities of $242,000 compared to a decrease in accounts payable and other accrued liabilities of $578,000 during the same period of 1995.

The Company's wholly owned subsidiary, Fields Aircraft Spares
Incorporated, a California corporation ("FAS") was in default with Norwest Business Credit, Inc. ("Norwest"), its primary lender, at May 1, 1996. The
Loan Agreement with Norwest as of May 1, 1996 permitted up to $7,239,000 to be drawn on the loan against eligible receivables and inventory. As of May 1, 1996, the Company had outstanding approximately $7,336,000. Norwest has subsequently agreed that FAS may have drawn at any one time up to $150,000 in excess of the available line of credit, such excess to be eliminated during May 1996.

The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time. The Company is not currently investigating possible alternative sources of debt financing. The Company believes that alternative financing would be available to repay the amounts owed to Norwest if demand for immediate payment was made.
However, there is no assurance that the Company would be able to arrange alternative financing in order to timely repay the loan if demand for immediate payment was made. If that were to occur, the Company could become subject to possible action by Norwest to enforce its security interest in the Company's assets.

CAPITAL RESOURCES

The Company's operations to date have been primarily funded through bank loans and vendors deferred purchase note.

On February 7, 1995, the Company entered into a line of credit arrangement with Norwest Business Credit, Inc. ("Norwest") providing for a line of credit in the amount of $10,000,000. At March 31, 1996, approximately $7,501,000 of credit had been extended under the credit line of $10,000,000.

The Norwest credit line of $10,000,000 is initially divided into two areas; an $8,000,000 inventory line and a $2,000,000 accounts receivable line. Commencing April 1995 the available inventory credit reduces by $100,000 per month. The available accounts receivable credit can increase up to a maximum of $10,000,000 depending on the amount of accounts receivable, but such that the total of the inventory line and accounts receivable line cannot exceed $10,000,000.

The Company will actively seek equity capital infusions. Unless operations of the Company generate a profit, additional capital will be needed to continue operations. There is no assurance the Company will be successful in securing additional capital.

In the future, and depending on the availability of financing, management may continue expanding and diversifying the Company's business through acquisition of warehouse facilities in Europe. In addition, the Company will seek to acquire other companies in similar or allied businesses. Any such acquisition will only be undertaken following a careful analysis of the potential acquisition, its potential, any potential synergism with the Company's existing business and the capital needs of the acquired products compared to the capital needs and resources of the Company. There is no assurance that any acquisitions will be successfully completed.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           None

ITEM 2.    CHANGES IN SECURITIES.

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           The Company's wholly owned subsidiary, Fields Aircraft Spares Incorporated, a California corporation ("FAS-CA") was in default with Norwest Business Credit, Inc. ("Norwest"), its primary lender, at May 1, 1996. The Loan Agreement with Norwest as of May 1, 1996 permitted up to $7,239,000 to be drawn on the loan against eligible receivables and inventory. As of May 1, 1996, the Company had outstanding approximately $7,336,000. Norwest has subsequently agreed that FAS may have drawn at any one time up to $150,000 in excess of the available line of credit, such excess to be eliminated during May 1996. The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None

ITEM 5.    OTHER INFORMATION.

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

          (b)  Reports on Form 8-K

          There have been no reports on Form 8-K filed during the quarter for which this report is filed.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 1996


FIELDS AIRCRAFT SPARES, INC.


By: /s/ Alan M. Fields
Alan M. Fields, President and Principal Executive Officer



By: /s/ Lawrence J. Troyna
Lawrence J. Troyna, Principal Financial Officer