Form 10QSB
period 1996-06-30
FIELDS AIRCRAFT SPARES INC
filed 1996-08-14
CIK 1002911

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

 [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________________________________


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

- ------------------------------------------------------------------------------

       ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

      Class of Stock                      Amount Outstanding

$.05 par value Common Shares           984,352 Common Shares
                                           at June 30, 1996

                   FIELDS AIRCRAFT SPARES, INC.

                        TABLE OF CONTENTS

                                                         Page No.

Part I - Financial Information

    Item 1.   Consolidated Financial Statements

              Balance Sheet. . . . . . . . . . . . . . . . . . .3
              Statement of Operations. . . . . . . . . . . . . .5
              Statements of Cash Flows . . . . . . . . . . . . .6
              Statement of Shareholders' Equity. . . . . . . . .7
              Notes to Financial Statements. . . . . . . . . . .8


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . 15


Part II. - Other Information

    Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . 21
    Item 2.   Changes in Securities. . . . . . . . . . . . . . 21
    Item 3.   Defaults upon Senior Securities. . . . . . . . . 21
    Item 4.   Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . . 21
    Item 5.   Other information. . . . . . . . . . . . . . . . 21
    Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . 22

PART I.  FINANCIAL INFORMATION

                     FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                UNAUDITED CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 1996 AND DECEMBER 31, 1995

                               ASSETS

                                                  1996               1995
                                                  ----               ----
  CURRENT ASSETS:
   Cash                                    $     74,000        $    111,000
   Accounts and other receivables,
      less allowance for doubtful
      accounts of $10,000                       931,000           1,281,000
   Inventory                                  7,917,000           7,652,000
   Prepaid expenses                             150,000             146,000
                                           ------------       -------------
          Total current assets             $  9,072,000       $   9,190,000
                                           ------------       -------------

  LAND, BUILDINGS AND EQUIPMENT:
   Land                                    $    210,000       $     210,000
   Building and building improvements         1,061,000           1,132,000
   Furniture and equipment                      538,000             536,000
                                           ------------       -------------
          Totals                          $   1,809,000      $    1,878,000
   Less accumulated depreciation and
     amortization                               675,000             635,000
                                          -------------      --------------
          Land, building and
            equipment, net                $   1,134,000      $    1,243,000
                                          -------------      --------------

  OTHER ASSETS:
   Debt issuance costs, net of accumulated
     amortization                         $     333,000      $      420,000
   Other assets                                 187,000              81,000
                                          -------------      --------------
          Total other assets              $     520,000      $      501,000
                                          -------------      --------------
             Total assets                 $  10,726,000      $   10,934,000
                                          =============      ==============

                     FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                UNAUDITED CONSOLIDATED BALANCE SHEET
              AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                1996              1995
                                                ----              ----
  CURRENT LIABILITIES:
   Accounts payable                       $    821,000      $     488,000
   Other accrued liabilities                   261,000            139,000
   Income taxes payable                          1,000              1,000
   Current portion of notes payable          6,714,000          7,905,000
                                          ------------      -------------
          Total current liabilities       $  7,797,000      $   8,533,000
                                          ------------      -------------


  LONG-TERM LIABILITIES                   $    301,000      $     -
                                          ------------      -------------



  MINORITY INTEREST                       $       -         $   2,050,000
                                          ------------      -------------



  SHAREHOLDERS' EQUITY
   Common stock                           $    297,000      $    297,000
   Additional paid-in capital                3,426,000         1,376,000
   Retained deficit                         (1,095,000)       (1,322,000)
                                          ------------      ------------
          Total shareholders' equity      $  2,628,000      $    351,000
                                          ------------      ------------
             Total liabilities and
               shareholders' equity       $ 10,726,000      $ 10,934,000
                                          ============      ============

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                             1996                1995
                                             ----                ----

SALES                                       $2,546,000         $1,936,000

COST OF SALES                                1,356,000            754,000
                                            ----------         ----------
GROSS PROFIT                                $1,190,000         $1,182,000
                                            ----------         ----------
OPERATING EXPENSES:
 General and administrative                 $1,241,000         $  968,000
Interest, net                                  628,000            531,000
                                            ----------         ----------
     Total operating expenses               $1,869,000         $1,499,000
                                            ----------         ----------

LOSS FROM OPERATIONS                        $ (679,000)        $ (317,000)
                                            ----------         ----------

OTHER INCOME:
 Casualty gain                              $  909,000         $
 Gain on exchange of debt                   $                  $4,759,000
 Gain on sale of subsidiary                 $                  $  183,000
                                            ----------         ----------

     Total other income                     $  909,000         $4,942,000
                                            ----------         ----------

INCOME BEFORE PROVISION
 FOR INCOME TAXES                           $  230,000         $4,625,000
                                            ----------         ----------

PROVISION FOR INCOME TAXES                  $    3,000         $    3,000
                                            ----------         ----------

NET INCOME                                  $  277,000         $4,622,000
                                            ==========         ==========

NET LOSS PER SHARE (fully-diluted)          $      .16         $     3.59
                                            ==========         ==========
NET LOSS PER SHARE (primary)                $      .23         $     4.70
                                            ==========         ==========

                     FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                               1996             1995
                                               ----             ----

  SALES                                   $  1,186,000     $  1,118,000

  COST OF SALES                                741,000          481,000

  GROSS PROFIT                            $    445,000     $    637,000

  OPERATING EXPENSES:
    General and administrative            $    464,000     $    507,000
  Interest, net                                322,000          293,000
                                          ------------     ------------
      Total operating expenses            $    786,000     $    800,000
                                          ------------     ------------


  LOSS FROM OPERATIONS                    $   (341,000)    $   (163,000)
                                          ------------     ------------
  OTHER INCOME:
    Casualty gain                         $    256,000     $
                                          ------------     ------------
  LOSS BEFORE PROVISION
    FOR INCOME TAXES                      $    (85,000)    $   (163,000)
                                          ------------     ------------

  NET LOSS                                $    (85,000)    $   (163,000)
                                          ============     ============

  NET LOSS PER SHARE (fully-diluted)      $       (.06)    $       (.11)
                                          ============     ============
  NET LOSS PER SHARE (primary)            $      ( .09)    $       (.17)
                                          ============     ============

                     FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                          1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   227,000  $  4,622,000
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                            60,000        44,000
  Amortization of debt issuance costs                      87,000       103,000
  Loss on sale of assets                                   51,000
  Gain on exchange of debt                                           (4,759,000)
  Gain on sale of subsidiary                                           (183,000)
  Decrease (increase) in accounts receivable              350,000      (428,000)
  (Increase) decrease in inventory                       (265,000)       64,000
  Increase in prepaid expenses                             (4,000)     (123,000)
  Decrease in income tax refund receivable                              161,000
  Increase in other assets                               (106,000)
  Increase (decrease) in accounts payable                 333,000      (487,000)
Increase (decrease) in other accrued liabilities          123,000      (160,000)
  Decrease in income taxes payable                                       (2,000)
                                                       ----------   -----------

 Net cash provided by (used in) operating activities  $   856,000   $(1,148,000)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of land, building and equipment            $    (3,000)  $   (87,000)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on line of credit         $  (821,000)  $ 1,660,000
  Principal payments on notes payable                    (127,000)      (36,000)
  Borrowings on notes payable                              58,000
  Costs associated with issuance of notes payable                      (424,000)
  Proceeds from issuance of common stock                                250,000
                                                      -----------   -----------
  Net cash (used in) provided by financing activities $  (890,000)  $ 1,450,000
                                                      -----------   -----------

NET (DECREASE) INCREASE IN CASH                       $   (37,000)  $   215,000

CASH, December 31, 1995 and 1994                          111,000        11,000
                                                      -----------   -----------
CASH, June 30, 1996 and 1995                          $    74,000   $   226,000
                                                      ===========   ===========

                                 FIELDS AIRCRAFT SPARES, INC.

                        FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                     UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                     COMMON STOCK
                                  -----------------
                                   SHARES                  PAID-IN      RETAINED       SHAREHOLDERS'
                                OUTSTANDING    AMOUNT      CAPITAL       DEFICIT          EQUITY
                                -----------   --------    ---------   -----------     --------------

BALANCES, December 31, 1994       944,352     $ 47,000   $ 1,376,000  $ (5,869,000)  $ (4,446,000)
Issuance of common stock           40,000      250,000                                    250,000
Net income                                                               4,622,000      4,622,000
                                  -------     --------   -----------   -----------   ------------

BALANCES, June 30, 1995           984,352    $ 297,000   $ 1,376,000  $ (1,247,000)  $    426,000
                                                         ===========  ============   ============

BALANCES, December 31, 1995       984,352    $ 297,000   $ 1,376,000  $ (1,322,000)  $    351,000
Additional paid-in capital                                 2,050,000                    2,050,000
Net income                                                                 227,000        227,000
                                 --------    ---------   -----------  ------------   ------------

BALANCES, June 30, 1996           984,352    $ 297,000   $ 3,426,000  $ (1,095,000)  $  2,628,000
                                 --------    ---------   -----------  ------------   ------------

                     FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

1.  Summary of significant accounting policies

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial statements have been included.

 a. Principles of consolidation and company background

  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc., a Utah corporation, formerly known as Fields Industrial Group, Inc., hereafter referred to as FASI, and its majority-owned subsidiary Fields Aircraft Spares Incorporated, a California corporation, (FASC) and its wholly-owned subsidiary Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

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

 c. Concentration of sales

  For the six months ended June 30, 1996, one customer accounted for $273,000 of sales.

  The Group had sales to foreign companies that amounted to 28% of total sales for the six months ended June 30, 1996.

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


 e. Land, building and equipment

  Land,   building  and  equipment  are  recorded  at  cost.   Depreciation  and
amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation and amortization expense for the six months ended June 30, 1996 amounted to $60,000.

 f. Debt issuance costs

  The debt issuance costs relate to the issuance of the new financing. Amortization of debt issuance costs for the six months ended June 30, 1996 amounted to $87,000.
           g.        Revenue recognition

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

     Earnings per share on a fully-diluted basis was computed using 1,422,502 shares at June 30, 1996.

 i. Income taxes

     The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, state income taxes, bad debts, inventory, and depreciation.

          In 1992, the Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities. The income tax effect of the temporary differences as of June 30, 1996 and December 31, 1995 consisted of the following:

                                                          1996           1995
                                                         -----          -----
     Deferred tax liability resulting from
        taxable temporary differences for
        accounting for inventory                     $(314,000)     $ (314,000)

     Deferred tax asset resulting from
        deductible temporary differences
        for allowance for uncollectables                 4,000           4,000

      Deferred tax asset resulting from
        deductible temporary differences for
        utilization of net operating loss
        carryforwards for income tax purposes.         849,000         921,000

       Valuation allowance resulting from the
        potential nonutilization of net operating
        loss carryforwards for income tax
        purposes                                      (539,000)       (611,000)
                                                    ----------      ----------
                 Total deferred income taxes        $    - 0 -      $    - 0-
                                                    ==========      ==========
            j.   Employee benefit plan

       FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the six months ended June 30, 1996.

2.     Shareholders' equity

       FASI has 50,000 shares authorized of its $.001 par value preferred stock. At June 30, 1996 and December 31, 1995, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

       FASI has the following common stock as of June 30, 1996 and December 31, 1995:

                                               June 30, 1996  December 31,1995
                                               -------------  ----------------
       Authorized                                  2,000,000         2,000,000
       Issued and outstanding                        984,352           984,352
       Par value                                        $.05              $.05

       All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

       On February 7, 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC cancelled the debt in exchange for $850,000 plus 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A convertible preferred stock of FASC for 25% of the total common stock of FASI on a fully-diluted basis within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market as a Small Cap Market Security. The Series A convertible preferred stock carries a liquidation preference of $5,000,000; which, in the event of a liquidation of the Group, would be paid pro rata to the holders of the Series A shares. On April 17, 1996 the Securities and Exchange Commission ("Commission") notified FASI that it had no further comments on the Form 10-SB that had been filed with the Commission on October 30, 1995. MDC was notified of such event and accordingly filed a Form 3 and Schedule 13-D with the Commission claiming beneficial ownership in 355,626 common shares of FASI based on its right to convert Series A convertible preferred stock for 25% of the common stock of FASI on a fully-diluted basis. FASI had stated to the Commission in writing that upon MDC's filing of the Schedule 13-D or similar filing indicating beneficial ownership in FASI, FASI's financial statements would thereafter reflect the acquisition of the minority interest. Accordingly, the financial statements have been modified to reflect the acquisition of the minority interest even though the 355,626 common shares of FASI have not, and will not, be issued until the Series A preferred shares of FASC have been converted.

       In January 1995, FASI sold 40,000 shares of common stock for $250,000 ($6.25 per share). FASI then paid $250,000 to FASC as additional paid-in capital.

       The exchange of the MDC debt for the preferred stock of FASC was accounted for as a minority interest. A gain of $4,759,000 was recorded in the financial statements in 1995 as a result of these transactions.

     On February 9, 1995, FASC obtained new financing from Norwest Business Credit, Inc., (Norwest). FASC has a line of credit in the maximum amount of $10,000,000 with interest originally payable monthly at prime plus 2.5%. As of June 30, 1996, FASC could borrow up to $7,119,000 against eligible accounts receivable and inventory. Although due on demand, it expires in February, 1998. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral. In June, 1996, FASC entered into a Third Amendment to Credit Agreement with Norwest whereby, among other things, the interest rate payable by FASC was increased to prime plus 5.5%. All assets of the Group are pledged as collateral. On February 9, 1995, FASI sold 100% of the outstanding common stock of Fields Industrial Supply, Inc. to an unrelated party.

       As of April 30, 1996 the Group had reached a final settlement with its insurance company. Management has elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $909,000 has been recorded in the financial statements for the six months ended June 30, 1996 as a result of this transaction.

3.     Notes payable

       The notes payable at June 30, 1996 and December 31, 1995 consisted of the following:

                                                         1996             1995
                                                         ----             ----
Line of credit from Norwest, secured by all assets
  of the Group, interest at prime plus 5.5% (13.25%
  at June 30, 1996 and 10.5% at December 31, 1995)
  payable monthly                                      $ 6,606,000  $ 7,427,000

Note payable to bank,  secured by land and building,
  payable  monthly at $2,396 plus interest at prime
  plus 2% (9.75% at June 30, 1997 and 10.0% at
  December 31, 1995), due April, 1998                    330,000        457,000

Other notes payable                                       79,000         21,000
                                                      ----------   ------------
Total notes payable                                   $7,015,000   $  7,905,000
Less current portion                                   6,714,000      7,905,000
                                                      ----------   ------------
       Notes payable, net of current portion          $  301,000   $     -
                                                      ==========   ============

        Principal payment requirements on all notes payable based on terms and rates in effect at June 30, 1996 are as follows:

          YEAR ENDING
             JUNE 30,                            AMOUNT
         -------------                          -------
            1997                                $6,714,000
            1998                                   301,000
            Thereafter                                -

       Total interest expense for the six months ended June 30, 1996 amounted to $498,000. Total interest paid for the six months ended June 30, 1996 amounted to $424,000.


4.     Provision for income taxes

       The provision for income taxes for the six months ended June 30, 1996 consisted of the following:

       CURRENT:
            State                                             $  3,000
                                                              --------
            Total provision for income taxes                  $  3,000
                                                              ========

       Total income taxes paid in 1996 and 1995 amounted to $ 2,400 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

       YEAR ENDING
       DECEMBER 31,               FEDERAL                STATE
       ------------              --------               ------
           2007                 $                       $814,000
           2008                  942,000                 750,000
           2009                  901,000                 220,000




5.     Commitments

       The Group leases vehicles and equipment and office facilities under operating leases. The Minimum lease payments required under operating leases as of June 30, 1996 are as follows:

          YEAR ENDING
             JUNE 30,                                  AMOUNT
          ------------                                -------
              1997                                   $ 22,000
              1998                                     16,000
              1999                                     14,000
            Thereafter                                    -

       Lease expense for the six months ended June 30, 1996 was $48,000.

       The Group has a contract with a financial advisor whereby the financial advisor will provide consulting services to the Group. The minimum payments required under the contract as of June 30, 1996 are as follows:

          YEAR ENDING
            JUNE  30,                                   AMOUNT
          ------------                                 -------
              1997                                    $ 45,000
              1998                                      60,000
            Thereafter                                    -

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


SIX-MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995


Operations of the Company and its subsidiaries for the six months ended June 30, 1996 generated a loss of $(679,000) compared to a net loss of $(317,000) for the comparable period of 1995. The increase in net loss for the six month period is attributable to an increase in interest expense, and an increase in general and administrative expenses, partially offset by an increase in sales volume.

Sales for the six months ended June 30, 1996 were $2,546,000 compared to $1,936,000 for the comparable period of 1995, an increase of 31.5%. The increase in sales was due to an increase in volume of sales particularly in distributorship transactions.

Costs of goods sold for the six month period ended June 30, 1996 and 1995 were $1,356,000 and $754,000 respectively (approximately 53.3% and 39% of sales, respectively). The reduction of gross margin percentage is due to the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to sales from inventory.

Total operating expenses increased from $1,499,000 for the six months ended June 30, 1995 to $1,869,000 for the six months ended June 30, 1996. Interest expenses increased by 18.3% over the comparable period while general and administrative expenses increased by 28.2%. Over 73% of this latter increase was due to increased costs of, and costs associated with, the expansion of the sales team which resulted in the increase in sales discussed above.

During the six months ended June 30, 1996 the Company recognized a non-recurring gain of $909,000 in connection with certain casualty insurance gain. During the same period of the prior year, the Company recognized non-recurring gains of $4,942,000 in connection with the exchange of debt and sale of a subsidiary. Due principally to these factors, net income of the Company decreased from $4,622,000 for the six months ended June 30, 1995 to $227,000 for the same period of 1996.

THREE-MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

Operations of the company and its subsidiaries for the three months ended June 30, 1996 generated net loss of $341,000 compared to a net loss of $141,000 for the comparable period of 1995. The increase in net loss for the three month period is attributable to a reduction in gross margin percentage and increased interest expense, partially offset by a reduction in general and administrative expenses.

Sales for the three months ended June 30, 1996 were $1,186,000 compared to $1,118,000 for the comparable period of 1995, an increase of approximately 6%. The increase in sales was due to an increase in volume of sales.

Costs of goods sold for the three month period ended June 30, 1996 and 1995 were $741,000 and $481,000 respectively (approximately 62% and 43% of sales, respectively). The reduction of gross margin percentage is due to the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to sales from inventory.

Total operating expenses marginally increased from $778,000 for the three months ended June 30, 1995 to $786,000 for the three months ended June 30, 1996. An 8.5% reduction in general and administrative expenses was partially offset by an 18.8% increase in interest expenses.

During the quarter ended June 30, 1996, the Company recognized a nonrecurring gain of $256,000 in connection with a certain casualty insurance claim. Due principally to this factor, net loss of the Company decreased from ($138,000) for the three months ended June 30, 1005 to ($85,000) for the same period of 1996.

LIQUIDITY

At June 30, 1996, the Company had working capital (current assets in excess of current liabilities of $1,275,000 compared to working capital of $657,000 on December 31, 1995. The increase in liquidity is due principally to a decrease in short term bank debt caused by the Company's receipt of a casualty insurance claim. This decrease, coupled with an increase in distributorship inventory, was partially offset by an increase in accounts payable and accrued liabilities.

Operating activities used $104,000 and $1,148,000 of the Company's cash flow for the six months ended June 30, 1996 and June 30, 1995, respectively.

The decrease in cash used for the first six months of 1996 compared to the same period of 1995 was mostly due to the receipt of a net insurance casualty gain of

$909,000. An increase of $350,000 in accounts receivable for the first six months of 1996 was offset by an increase of $333,000 in accounts payable for the same period.

     The Company's subsidiary, Fields Aircraft Spares Incorporated, a California corporation ("FAS") was in default with Norwest Business Credit Inc.
("Norwest"), its primary lender, at June 30, 1996. The Loan Agreement with Norwest required of the Company as of June 30, 1996, to have achieved net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Norwest has indicated to the Company that it does not intend to take any action as a result of the default but has reserved its rights to take any appropriate action at any time.

The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time. The Company is currently investigating possible alternative sources of debt financing. The Company believes that alternative financing would be available to repay the amounts owed to Norwest if demand for immediate payment was made. However, there is no assurance that the Company would be able to arrange alternative financing in order to timely repay the loan if demand for immediate payment was made. If that were to occur, the Company could become subject to possible action by Norwest to enforce its security interest in the Company's assets.

CAPITAL RESOURCES

The Company's operations to date have been primarily funded through bank loans and vendors deferred purchase note.

On February 7, 1995, the Company, through FAS, entered into a line of credit arrangement with Norwest Business Credit Inc. ("Norwest") providing for a line of credit in the amount of $10,000,000. At June 30, 1996, approximately $6,600,000 of credit had been extended under the credit line of $10,000,000.

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

The Company is actively seeking equity capital infusions under Regulation "S" of the SEC Regulations. Unless operations of the Company generate a profit, additional capital will be needed to continue operations. There is no assurance the Company will be successful in securing additional capital.

The Company is seeking to acquire other companies in similar or allied businesses. Any such acquisition will only be undertaken following a careful analysis of the potential acquisition, its potential, any potential synergism with the Company's existing business and the capital needs of the acquired products compared to the capital needs and resources of the Company. There is no assurance that any acquisitions will be successfully completed.

                   PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

       None

ITEM 2.     CHANGES IN SECURITIES.

       None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

       The      Company's          subsidiary,      Fields     Aircraft   Spares
       Incorporated, a California corporation ("FAS-CA") was in default with Norwest Business Credit, Inc. ("Norwest"), its primary lender, at May 1, 1996. The Loan Agreement with Norwest as of May 1, 1996 permitted up to $7,239,000 to be drawn on the loan against eligible receivables and inventory. As of May 1, 1996, the Company had outstanding approximately $7,336,000. Norwest has subsequently agreed that FAS may have drawn at any one time up to $150,000 in excess of the available line of credit, such excess to be eliminated during May 1996.

       FAS was also in default with Norwest at June 30, 1996. The Loan Agreement with Norwest required of the Company as of June 30, 1996, to have achieved net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Norwest has indicated to the Company that it does not intend to take any action as a result of the default but has reserved its rights to take any appropriate action at any time.

       The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5.     OTHER INFORMATION.

       In June, 1996, FAS-CA entered into a Third Amendment to Credit Agreement with Norwest, whereby, among other things, the interest rate payable to Norwest was increased to prime to 5.5%.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

       (b)  Reports on Form 8-K

                        A current report on Form 8-K, dated April 17, was filed during the quarter.

                            SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1996


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