Form 10QSB/A
period 1996-06-30
FIELDS AIRCRAFT SPARES INC
filed 1996-11-14
CIK 1002911

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB/A

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

                   PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

       None

ITEM 2.CHANGES IN SECURITIES.

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

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

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5.OTHER INFORMATION.

       In June, 1996, FAS-CA entered into a Third Amendment to Credit Agreement with Norwest, whereby, among other things, the interest rate payable to Norwest was increased to prime to 5.5%.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 27 - Finacial Data Schedule

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



Date: November 14, 1996


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