Form 10QSB
period 1996-09-30
FIELDS AIRCRAFT SPARES INC
filed 1996-11-14
CIK 1002911

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______________________________________________

                        Commission file number 0-27100

                          FIELDS AIRCRAFT SPARES, INC.
             (Exact name of registrant as specified in its charter)

           UTAH                                    95-4218263
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                    Identification No.)

       2251-A Ward Avenue, Simi Valley, California        93005
         (Address of principal executive offices)       (Zip Code)

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

      Class of Stock                             Amount Outstanding
$.05 par value Common Shares                 1,248,371 Common Shares
                                              at September 30, 1996

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                         Page No.

Part I - Financial Information

    Item 1.   Consolidated Financial Statements

              Balance Sheet. . . . . . . . . . . . . . . . . . .3
              Statement of Operations. . . . . . . . . . . . . .5
              Statements of Cash Flows . . . . . . . . . . . . .7
              Statement of Shareholders' Equity. . . . . . . . .8
              Notes to Financial Statements. . . . . . . . . . .9


    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations . . . . . . . . . . . . . . . . . . . 17


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

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                           FIELDS AIRCRAFT SPARES INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                               ASSETS

                                                   1996                1995
  CURRENT ASSETS:
   Cash                                      $      1,074,000     $     111,000
   Accounts and other receivables,
      less allowance for doubtful
      accounts of $10,000                           1,188,000         1,281,000
   Inventory                                        7,996,000         7,652,000
   Prepaid expenses                                   158,000           146,000

          Total current assets               $     10,416,000     $   9,190,000


  FACILITY AND EQUIPMENT:
   Land                                      $        210,000     $     210,000
   Building and building improvements               1,061,000         1,132,000
   Equipment                                          550,000           536,000

          Totals                             $      1,821,000     $   1,878,000
   Less accumulated depreciation and
      amortization                                    705,000           635,000

          Facility and equipment,
               net                           $      1,116,000     $   1,243,000


  OTHER ASSETS:
   Debt issuance costs, net of accumulated
      amortization                           $        284,000     $     420,000
   Other assets                                       155,000            81,000

          Total other assets                 $        439,000    $      501,000

             Total assets                    $     11,971,000    $   10,934,000

                           FIELDS AIRCRAFT SPARES INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   1996                1995

  CURRENT LIABILITIES:
   Accounts payable                        $        769,000     $       488,000
   Other accrued liabilities                        256,000             139,000
   Income taxes payable                               1,000               1,000
   Current portion of notes payable               6,714,000           7,905,000

          Total current liabilities        $      7,740,000     $     8,533,000



  LONG-TERM LIABILITIES                    $       294,000      $         -




  MINORITY INTEREST                        $         -          $     2,050,000




  SHAREHOLDERS' EQUITY
   Common stock                            $       310,000      $       297,000
   Additional paid-in capital                    4,803,000            1,376,000
   Retained deficit                             (1,176,000)          (1,322,000)

          Total shareholders' equity       $     3,937,000      $       351,000

             Total liabilities and
               shareholders' equity        $    11,971,000      $    10,934,000

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   1996                1995


  SALES                                 $           4,158,000     $   3,783,000
  COST OF SALES                                     2,097,000         1,554,000
  GROSS PROFIT                          $           2,061,000     $   2,229,000
  OPERATING EXPENSES:
    General and administrative          $           1,852,000     $   1,647,000
  Interest                                            969,000           835,000

     Total operating expenses           $           2,821,000     $   2,482,000


  LOSS FROM OPERATIONS                  $            (760,000)    $    (253,000)
  OTHER INCOME:
    Casualty gain                       $             909,000     $        -
    Gain on exchange of debt                             -            4,759,000
    Gain on sale of subsidiary          $                -              183,000

       Total other income               $             909,000     $   4,942,000

  INCOME BEFORE PROVISION
    (CREDIT) FOR INCOME TAXES           $             149,000     $   4,689,000

  PROVISION (CREDIT) FOR INCOME
    TAXES                                               3,000           (55,000)

  NET INCOME                            $             146,000     $   4,744,000

  NET INCOME PER SHARE (fully-diluted)  $                 .09     $        3.62
  NET INCOME PER SHARE (primary)        $                 .09     $        3.62

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                     1996               1995

  SALES                                 $         1,612,000     $     1,847,000

  COST OF SALES                                     741,000             800,000

  GROSS PROFIT                          $           871,000     $     1,047,000

  OPERATING EXPENSES:
    General and administrative          $           611,000     $       679,000
  Interest                                          341,000             304,000

          Total operating expenses      $           952,000     $       983,000

  (LOSS) INCOME FROM OPERATIONS         $           (81,000)    $        64,000

  CREDIT FOR INCOME
    TAXES                               $              -        $       (55,000)


  NET (LOSS) INCOME                     $           (81,000)    $       119,000

  NET (LOSS) INCOME PER SHARE
   (fully-diluted)                      $              (.05)    $           .10
  NET (LOSS) INCOME PER SHARE
   (primary)                            $              (.05)    $           .10

                    FIELDS AIRCRAFT SPARES, INC.
           FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

           UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $        146,000     $       4,744,000
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
  Depreciation and amortization                    90,000                67,000
  Amortization of debt issuance costs             158,000               128,000
  Loss on sale of or damage to assets              51,000
  Gain on exchange of debt                                           (4,759,000)
  Gain on sale of subsidiary                                           (183,000)
  Decrease (increase) in accounts receivable       93,000            (1,245,000)
  (Increase) decrease in inventory               (344,000)              207,000
  Increase in prepaid expenses                    (12,000)              (76,000)
  Decrease in income tax refund receivable                              711,000
  Increase in other assets                        (74,000)              (28,000)
  Increase (decrease) in accounts payable         281,000              (370,000)
  Increase (decrease) in other accrued
   liabilities                                    117,000              (164,000)
  Decrease in income taxes payable                                      (35,000)

 Net cash provided by (used in)
   operating activities                  $        506,000    $       (1,003,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                  $        (14,000)   $         (132,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowings on line
   of credit                             $       (799,000)   $        1,506,000
  Principal payments on notes payable            (178,000)              (43,000)
  Borrowings on notes payable                      58,000                90,000
  Costs associated with issuance of
   notes payable                                                       (424,000)
  Net proceeds from issuance of common
   stock                                        1,390,000               250,000

  Net cash provided by financing
   activities                           $         471,000   $         1,379,000

NET INCREASE IN CASH                    $         963,000   $           244,000

CASH, December 31, 1995 and 1994                  111,000                11,000

CASH, September 30, 1996 and 1995       $       1,074,000   $           255,000

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                              COMMON STOCK

                                       SHARES                            PAID-IN        RETAINED       SHAREHOLDERS'
                                     OUTSTANDING         AMOUNT          CAPITAL         DEFICIT         EQUITY
BALANCES, December 31, 1994             944,352       $  47,000      $  1,376,000    $ (5,869,000)    $ (4,446,000)

Issuance of common stock                 40,000         250,000                                            250,000

Net income                                                                             4,744,000         4,744,000
                                       --------      ----------     -------------   -------------    -------------
BALANCES, September 30, 1995            984,352       $ 297,000      $  1,376,000   $ (1,125,000)    $     548,000
                                       ========      ==========     =============   =============    =============


BALANCES, December 31, 1995             984,352       $ 297,000      $  1,376,000   $ (1,322,000)    $     351,000

Additional paid-in capital                                              2,050,000                        2,050,000

Issuance of common stock                264,019          13,000         1,377,000                        1,390,000

Net income                                                                               146,000           146,000
                                      ---------      ----------       -----------   ------------     -------------
BALANCES, September 30, 1996          1,248,371      $  310,000       $ 4,803,000   $ (1,176,000)    $   3,937,000
                                      =========      ==========       ===========   ============     =============

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  1.    Summary of significant accounting policies

             In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial statements have been included.

        a.   Principles of consolidation and company background

             The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc., a Utah corporation, formerly known as Fields Industrial Group, Inc., hereafter referred to as FASI, and its wholly-owned subsidiary Fields Aircraft Spares Incorporated, a California corporation,
  (FASC) and its wholly-owned subsidiary Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

             In 1995, Fields Industrial Group, Inc. changed its name to Fields Aircraft Spares, Inc.

             The Group distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a brokerage basis.

        b.   Concentration of credit risk

             Substantially all of the Group's trade accounts receivables are due from companies in the airline and related industries located throughout the United States and internationally. The Group performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses relating to customers in the airline and related industries have consistently been insignificant and within management's expectations.

        c.   Concentration of sales

             For the nine months ended September 30, 1996, one customer accounted for $287,000 of sales.

             The Group had sales to foreign companies that amounted to 26% of total sales for the nine months ended September 30, 1996.

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

             e.  Facility and equipment

             Facility and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

             The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation and amortization expense for the nine months ended September 30, 1996 amounted to $90,000.

             f.  Debt issuance costs

             The debt issuance costs relate to the issuance of the new financing. Amortization of debt issuance costs for the nine months ended September 30, 1996 amounted to $158,000.

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

             Earnings per share was  computed   using  1,598,502  and  1,312,469
  shares at September 30, 1996 and 1995.

             i.  Income taxes

             The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, state income taxes, bad debts, inventory, and depreciation.

             The Group has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities. The income tax effect of the temporary differences as of September 30, 1996 and December 31, 1995 consisted of the following:

                                                                 1996               1995

       Deferred tax liability resulting from
          taxable temporary differences for
          accounting for inventory                          $ (314,000)        $ (314,000)
       Deferred tax asset resulting from
          deductible temporary differences
          for allowance for doubtful accounts                    4,000              4,000
       Deferred tax asset resulting from
          deductible temporary differences
          for utilization of net operating loss
          carryforwards for income tax
          purposes.                                            849,000            921,000
       Valuation allowance resulting from the
          potential nonutilization of net operating
          loss carryforwards for income tax
          purposes                                            (539,000)          (611,000)
                                                           -----------          ----------
              Total deferred income taxes                  $    - 0 -          $    -0-
                                                           ===========         ===========

          j.  Employee benefit plan

          FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the nine months ended September 30, 1996.

          k.  Uses of estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimated and

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

  2. Shareholders' equity

          FASI has 50,000 shares authorized of its $.001 par value preferred stock. At September 30, 1996 and December 31, 1995, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

          FASI has the following common stock as of September 30, 1996 and December 31, 1995:

                                     September 30, 1996     December 31, 1995
          Authorized                       2,000,000             2,000,000
          Issued and outstanding           1,248,371               984,352
          Par value                             $.05                  $.05

          All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

          In February 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC cancelled the debt in exchange for $850,000 plus
  586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A convertible preferred stock of FASC for 25% of the total common stock of FASI on a fully-diluted basis within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market as a Small Cap Market Security. The Series A convertible preferred stock carries a liquidation preference of $5,000,000; which, in the event of a liquidation of the Group, would be paid pro rata to the holders of the Series A shares.

          On April 17, 1996 the Securities and Exchange Commission ("Commission") notified FASI that it had no further comments on the Form 10-SB that had been filed with the Commission on October 30, 1995. MDC was notified of such event and accordingly filed a Form 3 and Schedule 13-D with the
  Commission claiming beneficial ownership in 355,626 common shares of FASI based on its right to convert Series A convertible preferred stock for 25% of the common stock of FASI on a fully-diluted basis. FASI had stated to the Commission in writing that upon MDC's filing of the Schedule 13-D or similar filing indicating beneficial ownership in FASI, FASI's financial statements would thereafter reflect the acquisition of the minority interest. Accordingly, the financial statements have been modified to reflect the acquisition of the minority interest even though 25% of the common shares of FASI on a fully-diluted basis have not, and will not, be issued until the Series A preferred shares of FASC have been converted.

          The exchange of the MDC debt for the preferred stock of FASC was accounted for as a minority interest. A gain of $4,759,000 was recorded in the financial statements in 1995 as a result of these transactions.

          In January 1995, FASI sold 40,000 shares of common stock for $250,000 ($6.25 per share). FASI then paid $250,000 to FASC as additional paid-in capital.

          In September 1996, FASI sold 264,000 shares of common stock for $6.25 per share and 132,000 warrants for $.50 each. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,390,000 after deducting the costs of underwriting and issuance. An additional 19 common shares were issued.

          On February 9, 1995, FASC obtained new financing from Norwest Business Credit, Inc., (Norwest). FASC initially had a line of credit in the maximum amount of $10,000,000 with interest payable monthly at prime plus 2.5%. In August 1996 the Company entered into a Fourth Amendment to Credit Agreement with Norwest which reduced the maximum amount outstanding at any time to $6,900,000 with monthly reductions of $250,000 to that maximum allowed amount commencing October 1996. As of September 30, 1996, FASC could borrow up to $6,900,000 against eligible accounts receivable and inventory. Although due on demand, it expires in February, 1998. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral.

          On February 9, 1995, FASI sold 100% of the outstanding common stock of Fields Industrial Supply, Inc. to an unrelated party.

          As of April 30, 1996 the Group had reached a final settlement with its insurance company. Management has elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $909,000 has been recorded in the financial statements for the nine months ended September 30, 1996 as a result of this transaction.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


  3. Notes payable

          The notes payable at September 30, 1996 and December 31, 1995 consisted of the following:

                                                            1996           1995
  Line of credit from Norwest, secured by
    all assets of the Group, interest at
    prime plus 2.5% (10.75% at September 30,
    1996 and 10.5% at December 31, 1995)
    payable monthly                                 $ 6,628,000     $ 7,427,000

  Note payable to bank, secured by land
    and building,  payable monthly at $2,396
    plus interest at prime plus 2% (10.25%
    at September 30, 1996 and 10.0% at
    December 31, 1995), due February, 1998             323,000          457,000

  Other notes payable                                   57,000           21,000
         Total notes payable                       $ 7,008,000     $  7,905,000
  Less current portion                               6,714,000        7,905,000

        Notes payable, net of current portion      $   294,000     $      -

         Principal payment requirements on all notes payable based on terms and rates in effect at September 30, 1996 are as follows:

           YEAR ENDING
          SEPTEMBER 30,                                   AMOUNT

             1997                                  $    6,714,000
             1998                                         294,000
          Thereafter                                         -

          Total interest expense for the nine months ended September 30, 1996 amounted to $969,000. Total interest paid for the nine months ended September 30, 1996 amounted to $695,000.

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



4.   Provision (credit) for income taxes

          The provision (credit) for income taxes for the nine months ended September 30, consisted of the following:

                                                  1996              1995
          DEFERRED
            Federal                            $    -          $  (55,000)
          CURRENT:
            State                                 3,000               -

            Total provision (credit) for
               income taxes                    $  3,000        $  (55,000)


          Total income taxes paid in 1996 and 1995 amounted to $ 3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

          YEAR ENDING
          DECEMBER 31,                    FEDERAL                   STATE

              2007                  $          -            $        814,000
              2008                          942,000                  750,000
              2009                          901,000                  220,000


  5. Commitments

          The Group leases vehicles and equipment and office facilities under operating leases. The minimum lease payments required under operating leases as of September 30, 1996 are as follows:

          YEAR ENDING
          SEPTEMBER 30,                                            AMOUNT

              1997                                           $        11,000
              1998                                                    16,000
              1999                                                    14,000
            Thereafter                                                   -

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          Lease expense for the nine months ended September 30, 1996 was $72,000.

          The Group has a contract with a financial advisor whereby the financial advisor will provide consulting services to the Group. The minimum payments required under the contract as of September 30, 1996 are as follows:

           YEAR ENDING
          SEPTEMBER  30,                                          AMOUNT

              1997                                            $      45,000
              1998                                                   60,000
            Thereafter                                                  -


  6. Related party transactions

          The Group subleases an office facility on a month to month basis from an entity owned by certain officers of the Group.

          In November 1995 FASI issued options to certain employees of the Group to acquire up to 82,525 common shares of FASI at a purchase price of $3.00 per share subject to certain requirements. The options must vest by November 1998.

ITEM 2:     MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995


  Operations of the Company and its subsidiaries for the nine months ended September 30, 1996 generated a loss of $760,000 compared to a loss of $253,000 for the comparable period for 1995. The increase in the operating loss for the period is due to an approximately $205,000 (12.4%) increase in general and administrative expenses, an approximately $139,000 (16.1%) increase in interest costs and a reduction in gross margin percentage as distributorship and brokerage business with its smaller margins represent a greater proportion of total sales.

  Sales for the nine months ended September 30, 1996 were $4,158,000 compared to $3,783,000 for the comparable period of 1995, an increase of 9.9%. The increase in sales was due primarily to an increase in distributorship transactions.

  The cost of goods sold for the nine months ended September 30, 1996 and 1995 were $2,097,000 and $1,554,000 respectively (approximately 50.4% and 41.1% of sales respectively). The reduction of gross margin percentage is due to the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to sales from original McDonnell Douglas inventory.

  Total operating expenses increased from $2,482,000 for the nine months ended September 30, 1995 to $2,821,000 for the nine months ended September 30, 1996. General and administrative expenses increased from $1,647,000 for the nine months ended September 1995 to $1,852,000 for the nine months ended September 30, 1996. This increase was due principally to increased costs of and associated with, the expansion of the sales team which resulted in the increase in sales discussed above.

     During the nine months ended September 30, 1996 the Company recognized a non-recurring gain of $909,000 in connection with a certain casualty insurance gain. During the same period of the prior year, the Company recognized non-recurring gains of $4,942,000 in connection with the exchange of debt and sale of a subsidiary. Due principally to these factors, net income of the Company decreased from $4,744,000 for the nine months ended September 30, 1995 to $146,000 for the same period of 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

  Operations of the Company and its subsidiaries for the three months ended September 30, 1996 generated a net loss of $81,000 compared to a net profit of $64,000 for the comparable period of 1995. The decrease in profits for the three month period is attributable to a reduction in sales and an increase in interest expense offset by a reduction in general and administrative expenses.

  Sales for the three months ended September 30, 1996 were $1,612,000 compared to $1,847,000 for the comparable period of 1995, a reduction of approximately 12.7%. The decrease in sales was due to a single large sale in September 1995 which sale was not repeated in the comparable period in 1996.

  Cost of goods sold for the three months ended September 1996 and 1995 were $741,000 and $800,000 respectively. (Approximately 46% and 43.3% of sales respectively). The slight reduction of gross margin percentage is due to the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to sales from original McDonnell Douglas inventory.

  Total operating expenses decreased from $983,000 for the three months ended September 30, 1995 to $952,000 for the three months ended September 30, 1996. An approximately $68,000 (10%) reduction in general and administrative expenses was partly offset by an approximately $37,000 (12.2%) increase in interest expenses.

  During the quarter ended September 30, 1995 the Company recognized a tax credit of $55,000. Due partly to this credit the net profit of the Company was $119,000 for the three months ended September 30, 1995 compared to a net loss of $81,000 for the three months ended September 30, 1996.

LIQUIDITY

  At September 30, 1996 the Company had working capital (current assets in excess of current liabilities) of $2,676,000 compared to working capital of $657,000 on December 31, 1995. The increase in liquidity is due principally to a decrease in short term bank debt and an increase in cash caused by the Company's receipt of both the proceeds of a casualty insurance claim and the proceeds of a placement to non-United States investors by means of a private placement memorandum under Regulation S of the Securities Act of 1933 (the "Act"). The receipt of the proceeds of the casualty insurance claim was the result of the Company agreeing on a final settlement with its insurance company on its claim following the January 17, 1994 Los Angeles earthquake. These changes coupled with an increase in distributorship inventory was partially offset by an increase in accounts payable and accrued liabilities.

  Operating activities generated $506,000 and used $1,003,000 of the Company's cash flow for the nine months ended September 30, 1996 and September 30, 1995 respectively. Increases in accounts payable and accruals of $398,000, depreciation and amortization of $248,000 and a decrease in accounts receivable of $93,000 generated cash but was partly offset by an increase of $344,000 in inventories.

  In June, 1996, the Company's subsidiary, Fields Aircraft Spares Incorporated, a California corporation ("FAS") entered into a Third Amendment to Credit Agreement with Norwest, whereby among other things, the interest rate payable to Norwest was increased to prime plus 5.5%.

  In August, 1996, FAS entered into a Fourth Amendment to Credit Agreement with Norwest whereby, among other things, the interest rate payable to Norwest increased by .5 percent per month commencing October 1996.

  FAS was in default with Norwest Business Credit Inc. ("Norwest"), its primary lender, at September 30, 1996. The Loan Agreement with Norwest required of the Company as of June 30, 1996, to have achieved net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Norwest has indicated to the Company that it does not intend to take any action as a result of the default, but has reserved its right to take appropriate action at any time.

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

  On February 7, 1995, the Company, through FAS, entered into a line of credit arrangement with Norwest Business Credit, Inc. ("Norwest") providing originally for a line of credit in the amount of $10,000,000. At September 30, 1996, approximately $6,600,000 of credit had been extended under the credit line of $10,000,000.

  The Norwest credit line of $10,000,000 was initially divided into two areas; an $8,000,000 inventory line and a $2,000,000 accounts receivable line. Commencing April 1995 the available inventory credit reduced by $100,000 per months. The available accounts receivable credit could increase up to a maximum of $10,000,000 depending on the amount of accounts receivable, but such that the total of the inventory line and accounts receivable line cannot exceed $10,000,000.

  In August 1996 the Company entered into a Fourth Amendment to Credit Agreement with Norwest which reduced the maximum amount outstanding at any time to

$6,900,000 with monthly reductions of $250,000 to that maximum allowed amount commencing October 1996.

  During the quarter ended September 30, 1996, the Company began a private placement transaction by means of separate private placement memorandum to non-United States persons pursuant to Regulation S of the Act. A gross amount of $1,716,000 of equity capital was raised in the third quarter of 1996 pursuant to that placement, which after brokerage and issuance costs resulted in a net infusion of capital of $1,390,000. An additional $182,000 has been raised under the private placement memorandum subsequent to September 30, 1996. The private placement provides for a maximum gross amount of $2,600,000 to be raised by the Company in equity sales. There is no assurance that the Company will be able to raise the maximum amount.

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

FORWARD-LOOKING STATEMENTS

  Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-QSB constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors which could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain alternative debt financing may be adversely affected by its past technical defaults on its current debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; and (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume, its lack of listing on an exchange and the Company's uncertainty of future profitability.

                           PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

       None

ITEM 2.CHANGES IN SECURITIES.

       None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

       The Company's subsidiary, Fields Aircraft Spares Incorporated, a California corporation ("FAS") was in default with Norwest Business Credit Inc. ("Norwest"), its primary lender, at September 30, 1996. The Loan Agreement with Norwest required of the Company as of June 30, 1996, to have achieved net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Norwest has indicated to the Company that it does not intend to take any action as a result of the default, but has reserved its right to take appropriate action at any time. The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time.



ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

ITEM 5.OTHER INFORMATION.

       On November 5, 1996, Nasdaq informed the Company that the Company's application for listing on the Nasdaq SmallCap Market could not be approved as submitted. The Company intends to submit additional information to Nasdaq after its independent accountants have completed their audit of the December 31, 1996 financial statements with a view to having its application reconsidered. There is no assurance that Nasdaq will be willing to reconsider the Company's application and that the application will be approved even if it is reconsidered.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            Exhibit 27 - Financial Data Schedule

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



Date: November 13, 1996


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