Form 10KSB
period 1996-12-31
FIELDS AIRCRAFT SPARES INC
filed 1997-03-31
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-21818

                          FIELDS AIRCRAFT SPARES, INC.
           (Name of Small Business Issuer as specified in its charter)

        Utah                                          95-421826
(State or other jurisdiction of          (I.R.S. employer identification No.)
incorporation or organization)
                               2251-A Ward Avenue
                          Simi Valley, California 93065
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (805) 583-0080

  Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, par value $.05 per share

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 1996 were $5,734,000.

     As of December 31, 1996, 1,302,137 of the Issuer's common shares were issued and outstanding, approximately 1,011,200 of which were held by non-affiliates. As of March 26, 1997, the aggregate market value of shares held by non-affiliates (based upon last cash sale of common shares) was approximately $6,132,000. The Issuer believes that two shareholders who own approximately 11.84% and, 8.42% respectively, of the total shares issued and outstanding are not affiliates of the Issuer since they do not participate in management decisions.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the documents of the Issuer listed below have been incorporated by reference into the indicated parts of the Form 10-KSB:

     Notice of Annual Meeting of Shareholders and Proxy Statement anticipated to be filed within 120 days after December 31, 1996............Part III, Items 9-12

      Transitional Small Business Disclosure Format:  Yes_____ No  X

                                     PART I.

ITEM 1.  BUSINESS

Development of the Company

         The primary business of Fields Aircraft Spares, Inc. (the "Company") is the distribution of and stocking of factory new spare parts applicable to various commercial aircraft models and the brokerage of a wide variety of new and reconditioned aircraft parts through its subsidiary Fields Aircraft Spares, Incorporated ("FAS").

         In 1984, the Company was organized as FEP Resources, Inc. under the laws of the State of Utah for the purpose of acquiring business opportunities. In 1985, the Company was renamed Fields Industrial Group, Inc. and acquired Fields Industrial Supply, Inc., a California corporation that was engaged in the sale of cutting tools and supplies. As of 1990, that business was discontinued and 100% of its common stock sold to an unrelated party on February 9, 1995. In 1987, the Company began its current business of distributing aircraft parts. In 1988, the Company incorporated FAS as a wholly-owned subsidiary. In 1995, McDonnell Douglas Corporation (together with its affilates and/or divisions, "MDC") acquired Series A Convertible Preferred Stock of FAS. The Company's primary business of distribution of spare parts for commercial aircraft was commenced and has been conducted through FAS since 1988. In 1995, the Company changed its name to Fields Aircraft Spares, Inc.

         On March 29, 1995, the Company's shareholders authorized the reverse split of the Company's common shares on the basis of 50 old shares for one new share. The reverse split was effective as of November 20, 1995.

         All material aspects of the Company's business are conducted through FAS. The Company has an additional wholly owned subsidiary, Fields Aero Management, Inc., a California corporation ("FAM"). However, no significant operations are conducted through FAM. The business of the Company as conducted through FAS is referred to in this document as the Company's business. References in this document to the Company, where appropriate, shall be deemed to be references to the Company and its subsidiaries, collectively.

Business of the Company

         The primary business of the Company is the distribution and stocking of factory new spare parts applicable to various commercial aircraft models and the brokerage of a wide variety of new and reconditioned aircraft parts through FAS. The Company's business is concentrated in the distribution and stocking, as an authorized factory distributor for various manufacturers, of interior replacement parts for a wide variety of commercial aircraft models. The Company also distributes from what it believes to be the largest inventory, outside of McDonnell Douglas Corporation, of factory new parts for DC-8, DC-9, DC-10 and MD-80 aircraft, and also purchases and distributes both new and used parts and related equipment from other aircraft manufacturers for other aircraft. The Company sells, exchanges or leases parts to commercial aircraft operators servicing both the passenger and cargo markets, to overhaul facilities and to brokers throughout the world.

         Distributorships

         The Company provides distribution services for manufacturers of aircraft spare parts. The Company has decided, at this time, to concentrate on interior parts and is an authorized distributor for a number of manufacturers providing replacement parts for lavatories, galleys, seats, latches, lighting and cleaning products. The Company is in varying stages of negotiations with a number of other manufacturers with respect to becoming their authorized distributor.

         The Company's salespersons solicit annual usage projections from customers which are used by management to determine inventory stocking levels.

         During the fourth quarter of 1996, a major US airline and a regional carrier each appointed the Company as their exclusive source of replacement parts for a leading manufacturer of galleys and lavatories. The Company is in varying stages of negotiations with a number of other airlines to become their exclusive source of various interior replacements parts. No formal agreements have been reached with other airlines.

         As of December 31, 1996, backlog of distributorship orders for shipment in 1997, which the Company believes to be firm, was in excess of $1.6 million. There was no backlog of distributorship orders as of December 31, 1995.

         The Company believes that distributorships will represent over 50% of the Company's gross revenue in 1997, up from 28% in 1996. Accordingly, the majority of the Company's resources will be directed to this area of business.

         McDonnell Douglas Parts

         The Company believes that it has the largest factory new inventory of DC-8, DC-9, DC-10 and MD-80 parts outside of MDC. This inventory consists of over $80 Million, catalog value, of factory new spare parts purchased directly from MDC. MDC invantory is generally sold at a discount to catelog value. The toal future discount to catalog value connot be quantified at this time.


         An important factor in the aircraft spare parts distribution market is the documentation or traceability that is supplied with an aircraft spare part. MDC has re-certified this inventory as directly traceable to their production certificate, and is the only inventory known to the Company outside of MDC's direct control that has been certified to allow them to repurchase and ship to customers without having to go through their quality control department for a source inspection.

         Based upon its market research, the Company believes that in many cases parts in this inventory are the only new material and in many cases are the only material available in any condition.

         McDonnell Douglas Corporation Contracts

         On February 7, 1995, the Company and McDonnell Douglas Corporation ("MDC") entered into a Debt Restructure Agreement and related agreements (collectively the "Current Agreement") pursuant to which MDC canceled $7,658,500 of debt owed by the Company in exchange for 586,862 shares of Series A Convertible Preferred Stock of FAS (the "Series A Shares") and a cash payment of $850,000.

         In connection with the Current Agreement, the Company and MDC entered into a Securities Exchange Agreement of even date with the Current Agreement (the "Exchange Agreement"). The Exchange Agreement provided for the mandatory exchange of the Series A Shares for 25% of the issued and outstanding common shares of the Company, par value $.05 per share (the "Common Shares"), on a fully diluted basis within ten days following the date on which the Common Shares are approved for quotation on, and are quoted for trading on, the Nasdaq Stock Market as a Small Cap Market Security. The Exchange Agreement further provides for the Company to register the Common Shares issued to MDC in connection with the Exchange Agreement under certain circumstances.

         On March 26, 1997, the Company's Common Shares began quotation on the Nasdaq SmallCap Market. Accordingly, the Company anticipates that the MDC Series A Shares will be exchanged for approximately 564,194 Common Shares prior to April 5, 1997. This document does not take into account the exchange of the Series A Shares.

         Peter Frohlich, Alan Fields and Lawrence Troyna (each an officer and director of the Company and collectively referred to as the "Fields' Group") and the Company and MDC have entered into a Voting Agreement of even date with the Current Agreement (the "Voting Agreement"). The Voting Agreement provides that MDC will vote the Series A Shares and Common Shares owned by MDC (i) in favor of directors proposed by the Fields' Group, provided MDC has the right to designate up to 25% of the directors proposed if MDC so elects and (ii) in favor of any matter reasonably deemed necessary by the Company to have the Common Shares qualified and listed on the Nasdaq Stock Market.

         The Current Agreement provides that where it is in the best interest of the parties, MDC and the Company will move forward on a number of business activities. The Company and MDC are currently exploring the following business activities: 1) consignment of a portion of MDC's excess customer spares inventory to the Company; 2) on a selective basis, MDC providing spare parts to the Company at a discount; 3) MDC purchasing inventory from the Company, at mutually agreed prices, when items that are in inventory are needed by MDC; 4) MDC purchasing spare parts from the Company through brokerage arrangements where items not in inventory, but which can be located by the Company, are needed by MDC; and 5) MDC cooperating with the Company in identifying and acquiring additional inventories of aircraft spare parts.

         The Company is currently marketing spare parts that MDC considers to be surplus to their needs. There are no other current agreements in place with respect to any such various activities and there is no assurance any other agreements will result from such discussions.

         Brokerage Sales

         The Company receives requests from its customers for parts that are not currently held in its inventory. The salesperson receiving this request checks various computerized databases as well as utilizes the knowledge of the Company and its staff to locate a suitable part. Once located, a purchase price is agreed with the owner of the part. At that time, the sales person will contact the customer and extend a quote. If the quote is accepted by the customer, the part is purchased and shipment to the Company's warehouse is arranged. When received at the warehouse, both the part and its accompanying paperwork are inspected. After inspection and acceptance, the part is shipped to the customer.

         Because of government and industry group guidelines, aircraft operators have become increasingly more careful about from whom they buy parts. The Company has had its quality control systems and procedures audited and evaluated by MDC as well as by a number of major airlines and freight operators. Almost every major U.S. airline, freight operator and overhaul facility has designated the Company as either an approved or preferred vendor. This preferred status has enabled the Company to act as a broker to purchase parts for airlines when the Company does not have the parts in stock.

         Because parts for brokerage are not purchased until a corresponding sale has been made, it is less capital intensive than the purchase and sale of inventory. Brokerage allows incremental increases in sales without corresponding increases in overhead.

         Marketing Arrangements

         The Company is currently in negotiations with several parties on exclusive and non-exclusive marketing arrangements. The basis of a marketing arrangement is similar to a consignment agreement, except the Company does not physically warehouse the spare parts.

         Operations

         The Company maintains an inventory consisting primarily of factory new aircraft spare parts in its warehouse in Fillmore, California. The Company's inventory is listed in two computerized data banks that are available to the airline industry: SPEC 2000 and the Inventory Locator System. The Company pays a fee to be listed on such systems and continually updates the systems to keep them current. In addition, the Company provides an inventory listing in computer readable form to many of its major customers. The Company receives orders for spare parts from commercial aircraft operators servicing both the passenger and cargo markets, from overhaul facilities and from brokers. The Company currently has four full-time inside salespersons and three full-time outside salespersons. Additionally, the Company is represented on an international basis by a number of independent outside general sales agents.

         Orders for parts in inventory are filled and shipped, 24 hours per day, F.O.B. from the warehouse, generally within five hours of the receipt of the order. The Company believes that the turn-around time between the time an order is taken and the part is delivered is a key service for which the customer is willing to pay. Reducing the time that an aircraft is on the ground is a major advantage the Company offers to its customers. The Company is 60 minutes from Los Angeles International Airport and has a delivery service to the airport. In addition, the Company utilizes commercial cargo carriers to deliver spare parts to the Los Angeles airport and around the world. The Company emphasizes its service, which is to respond quickly and assist customers in obtaining parts.

         Consignments

         On June 27, 1995 the Company entered into a 3 year consignment arrangement to warehouse and market spare parts for Airweld of Kentucky, Inc. Other consignment arrangements are currently under negotiation, although no assurances can be made that the Company will be successful in completing those negotiations. Under such consignment arrangements the consignor retains ownership and the Company arranges the sales for the consignor.

         Parts warehoused by the Company under consignment arrangements are also listed by the Company in the SPEC 2000 and the Inventory Locator System computerized databanks. In addition, the Company adds the consignment inventories to the inventory listings that it provides its customers in computer readable form.

Pricing

         The price at which the Company sells parts is based upon market competition.

Marketing

         The Company currently concentrates its marketing efforts in the following areas:

                  (i) commercial airlines servicing the passenger market;

                  (ii) commercial airlines servicing the cargo market;

                  (iii) aircraft leasing companies; and

                  (iv) overhaul facilities.

         The Company intends to continue concentrating its marketing efforts in these areas as its business expands.

         The Company has not conducted any formal market studies to determine the actual size of each of its current and any proposed markets, and relies upon the experience of its officers and key employees for such judgments.

         The Company sells its products through three primary methods:

                  1.       The use of computerized parts database systems.

                  2. The use of its own sales staff which currently includes 7 salespersons. This staff works at the Company's corporate office by calling on customers and potential customers to determine the needs of such customers as well as responding to incoming calls. Once the need is determined, the order is then sent to the Company's warehouse.

                  3. The use of exclusive and non-exclusive general sales agency agreements.

         The Company markets its products primarily as follows:

         The Company has developed literature and advertising material describing the Company's products and services. The literature is distributed by the Company's sales staff and agents, as well as by mail, to previous customers, persons who have responded to previous advertising and companies believed to be engaged in the relevant market.

         The Company also uses media advertising directed toward specific market segments such as trade journals and technical publications. In addition, the Company attends trade shows and puts on exhibitions directed to specific market segments.

         During the fiscal year ended December 31, 1996, one customer of the Company accounted for more than 10% of sales. No other single customer accounted for more than 10% of the Company's sales. During the prior fiscal year, two of the Company's customers each accounted for more than 10% of sales.

         In an effort to increase foreign sales, the Company intends to engage additional independent representatives to serve foreign markets.

Competition

         The Company competes with a number of large and small sellers of aircraft spare parts in various markets. For many of the Company's competitors, the sale of aircraft spare parts is only a part of larger sales operations. Many of the Company's competitors are larger and more established than the Company and have greater financial resources and larger facilities and marketing forces. The Company's increased emphasis during the past two years on distributorships and foreign markets has exposed the Company to new competitors, including foreign competitors.

         Although the Company has not performed any market survey studies, it believes that its competition is based primarily upon service, price and reputation of the supplier. The Company believes that it is competitive and that it enjoys a good reputation. There can be no assurance, however, that the Company has, or can maintain, a significant competitive advantage in any of these areas.

Government Regulation

         The   Company's   business  is  regulated   by  the  Federal   Aviation
Administration ("FAA"). The FAA has numerous regulations that must be complied with by the Company.

         The Company is subject to federal governmental regulation on foreign sales of its products. Depending on the type of product, the Company may be subject to review by the various federal agencies for a determination of whether the specific product is a high technology product subject to restriction. Export licenses may be denied for certain high technology products. If such a decision is rendered, the Company may experience substantial time delays and expense in the application and approval of export licenses. If export licenses are not granted, the Company would be precluded from selling such products in certain foreign markets.

         The Company's sales in foreign countries are subject to various applicable foreign governmental regulations. To date, compliance with such regulations has not had a material adverse effect on the Company's operations.

Employees

         The Company has 26 full-time employees, including its executive officers, and two part-time employees. Eight are engaged in sales and marketing, four in administration and the remainder in warehouse and support services. None of the employees are unionized and management is of the opinion that its relationship with its employees is good. Management believes that persons with requisite training and experience are readily available to meet Company needs if and when necessary.

Financing Arrangements

         On February 7, 1995, the Company owed $7,658,000 to MDC made up of the original note of $3,387,000 granted at the time of the Original Agreement, deferred interest of $1,138,000 and deferred sales commissions of $3,133,000. Additionally, the Company's bank lender was owed approximately $5,500,000. At that time the Company closed the Current Agreement and Exchange Agreement with MDC described above.

         On February 9, 1995, the Company, through FAS, entered into a line of credit arrangement (the "Credit Agreement") with Norwest Business Credit Inc. ("Norwest") providing originally for a line of credit in the amount of $10,000,000 with interest payable monthly at 2.5% over the prime rate. Although due on demand, it expires in February 1998. The line of credit was partially used to repay the bank lender $5,500,000 and to pay $850,000 to MDC. All assets of the Company and its subsidiaries are pledged as collateral.

         The Norwest credit line of $10,000,000 was initially divided into two areas: an $8,000,000 inventory line and a $2,000,000 accounts receivable line. Commencing April 1995 the available inventory credit reduced by $100,000 per month. The available accounts receivable credit could increase up to a maximum of $10,000,000 depending on the amount of accounts receivable; however, the total of the inventory line and accounts receivable line cannot exceed $10,000,000. In August 1996, The Fourth Amendment to Credit Agreement (the "Fourth Amendment") reduced the maximum amount outstanding at any time under the Credit Agreement to $6,900,000 with monthly reductions of $250,000 commencing October 1996. Subsequent to the year end, the Fifth, Sixth and Seventh Amendments to the Credit Agreement were signed which reduced the maximum amount permitted to be outstanding to $6,150,000, $6,100,000 and $6,081,000, respectively. In March 1997, an Eighth Amendment was entered into which increased the maximum amount permitted to be outstanding to $6,131,000.

         In June 1996, FAS entered into a Third Amendment to Credit Agreement with Norwest whereby, among other things, the interest rate was increased to 5.5% over the prime rate. In August 1996, the Fourth Amendment further increased the interest rate payable to Norwest by .5% per month commencing October 1996. As of December 31, 1996, the interest rate was 15.25%.

         As of December 31, 1996, the Company was in default with Norwest. The Credit Agreement with Norwest required that the Company, as of June 30, 1996, achieve net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Subsequently, on March 12, 1997, Norwest waived all and any defaults by the Company up to that date.

         In connection with the Norwest credit facility, the Company retained a financial advisor to assist the Company in obtaining and closing the Norwest credit facility. At the closing of the Norwest facility, the Company paid the financial advisor a fee of $200,000. The Company also entered into a two-year contract with the financial advisor in February 1995 whereby the financial advisor will provide ongoing consulting to the Company. The contract provides for the Company to pay the financial advisor a non-refundable retainer of $150,000, which was originally payable at a rate of $15,000 per month for the first ten months of the contract. However, the parties subsequently agreed that the retainer would be payable at a rate of $7,500 per month. The agreement with the financial advisor is non-exclusive and does not provide for additional completion fees which would be negotiated on a case by case basis.

         On March 20, 1997, the Company received a conditional loan commitment from a capable lender for a loan of up to $10 million on terms acceptable to the Company. It is anticipated that the loan will fund during April, 1997, although there can be no certainty that the loan will be consummated. If funded, the loan will repay all amounts outstanding to Norwest and provide the Company with additional funding for its business.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's warehouse is located at 341 "A" Street, Fillmore, California. The executive offices are located at 2251-A Ward Avenue, Simi Valley, California and its telephone number is (805) 583-0080. The warehouse building was leased by the Company in 1988. In 1991 the Company exercised an option to purchase the building for $885,000. The executive offices located at the warehouse were severely damaged during the January 17, 1994 earthquake and are no longer in use. The warehouse itself was only partially damaged, while the inventory was not damaged. The building was insured against earthquake damage. During 1996, the Company received $1,250,000 in final settlement of its claim.

         The warehouse is an older produce-packing building of wood and concrete construction with a high-ceiling upper floor and a concrete lower/basement floor, all clear span except for wooden pillar supports. The total storage area for both floors is 83,600 sq. ft. Exterior open- air storage area (secured) is approximately 18,700 sq. ft.

         A modern fire-prevention system with a ceiling water pressure sprinkler system is installed on both floors. A visual/aural monitoring security system operates inside the building and in all the exterior property contained within the fenced area.

         As a result of the damage to the Company's executive offices in the warehouse, the Company leased its current executive offices from a third party at a monthly rental of $4,451. The property is leased on a month to month basis.

         On March 21, 1997 the Company signed a new lease effective August 1, 1997 for a facility to replace its current executive offices and to provide additional warehousing capabilities. The facility consists of approximately 7,500 sq. ft. of offices and 16,500 sq. ft. of warehouse space. The monthly rental is $12,000 and the lease expires in 2002.

         The Company maintains an executive office located in London, England. The office is leased from a third party by Belgravia Financial Services Limited, an entity owned and controlled by certain officers of the Company, and is sublicensed to the Company on a month to month basis at a monthly rental to the Company of $1,900. The underlying lease expires September of 1999. See "Certain Relationships and Related Transactions."

         The following chart provides more detailed information concerning the Company's properties:

                          Approximate Size
                                 in
Location                Sq. Ft. of Facility  Lease Expiration    Primary Use
--------                -------------------  ----------------    -----------
Fillmore, California         83,600(1)           Owned            Warehouse

Simi Valley, California        5,000         month to month    Executive Offices

London, England               1,000(2)       month to month    Executive Offices

Simi Valley, California(3)    24,000              2002         Executive Offices
                                                                 and Warehouse


(1)      Located on two acres.
(2)      Licensed   from   Belgravia   Financial  Services  Limited.   Belgravia
         Financial Services Limited has a lease on the property that expires in September 1999. See "Certain Relationships and Related Transactions."
(3)      Effective August 1, 1997

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any known litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended December 31, 1996 to a vote of the Company's shareholders.

                                    PART II.

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Market Information

         During 1995 and until May 17, 1996, there was no market for the Company's Common Shares. The Common Shares were quoted over-the-counter under the symbol FASS until March 25, 1997. Commencing March 26, 1997, the Common
Shares were quoted on the Nasdaq SmallCap Market under the symbol FASI. The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations as reported by the National Quotation Bureau and based on the Company's records. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.


                 1996               High Bid         Low Bid

            Second Quarter
       (beginning May 17, 1996)         6 1/2           2 1/2

             Third Quarter              5               4

            Fourth Quarter              5               2 1/2


Shareholders.

         At March 3, 1997, the number of record holders of the Company's Common Shares was approximately 304. The Company has no outstanding preferred shares.

Dividends

         The Company has utilized all available funds for working capital purposes and has never paid a dividend. Management does not anticipate paying dividends in the foreseeable future on Common Shares or preferred shares. In addition, the Credit Agreement prevents the payment of dividends by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this Annual Report. The following tables illustrate certain selected financial information regarding the Company and its subsidiaries:


                         FOR THE YEAR ENDED DECEMBER 31,

Statement of Operations Data:                                      1996              1995             1994
Sales                                                         $ 5,734,000       $ 5,589,000      $ 2,965,000
Net income (loss)                                             $  (242,000)      $ 4,547,000      $(1,337,000)
Net income (loss) per common share                            $     (0.13)      $      3.47      $     (1.51)

Balance Sheet Date:  December 31,                                  1996              1995             1994
Total Assets                                                  $11,499,000       $10,934,000      $10,217,000
Current Liabilities                                           $ 7,418,000       $ 8,533,000      $14,206,000
Long Term Liabilities                                         $   268,000               -0-      $   457,000
Minority Interest                                                      -0-      $ 2,050,000             --
Shareholders' Equity (Deficit)                                $ 3,813,000       $   351,000      $(4,446,000)

Results of Operations

         To date, the Company has not achieved sustained profitable operations. The Company may incur losses in the future. If such losses do occur, the Company may be required to reduce its inventory and its marketing efforts and seek additional financing.

         The following table sets for the percentages which the items in the Company's consolidated statement of operations bears to net sales for the periods indicated:
                                                      Fiscal Year

                                            1996       1995       1994
Statements of Operations Data:
   Net Sales                               100.0%     100.0%     100.0%
   Cost of Sales                            51.9       44.1       37.0
       Gross Profit                         48.1       55.9       63.0
   General and administrative expenses      45.5       43.2       70.7
   Interest expense, net                    23.3       20.8       34.2
       Operating Profit (loss)             (20.7)      (8.1)     (41.9)
   Other income                             16.6       88.4        0.0
       Income (loss) before income taxes    (4.1)      80.3      (41.9)
  Income tax expense (credit)                0.1       (1.0)       3.2
       Net income (loss)                    (4.2)      81.3      (45.1)

Years Ended December 31, 1996 and 1995


         Sales for the year ended December 31, 1996 increased by $145,000, or 2.6%, to $5,734,000 as compared to $5,589,000 for the year ended December 31, 1995. The increase in net sales was attributable to a 71.4% increase in distributorship and brokerage sales offset by a decrease of 36.2% in MDC inventory gross sales. The trend of overall increasing net sales and the shift to distributorship and brokerage sales is evidenced by 1997 sales through March 26, 1997 as compared to the quarter ended March 31, 1996 as follows: An increase in net sales of 43.6%, an increase in distributorship and brokerage sales of 128.4% and a decrease in MDC inventory sales of 45.5%. The increase in distributorship and brokerage sales is expected to continue and the decrease in MDC inventory is expected to level off.

         Cost of goods sold for 1996 increased by $513,000, or 20.8%, to $2,975,000 from $2,462,000 in 1995. Cost of goods sold were 51.9% of sales in 1996 compared to 44.1% of net sales in 1995. The reduction in the gross margin percentage is a result of the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to MDC inventory where the margins are larger.

         Total operating expenses before non-recurring earthquake expense reimbursement of $150,000 for 1996 increased by $519,000, or 14.5% to $4,096,000 as compared to $3,577,000 for 1995. Net operating expenses for 1996 after the non-recurring earthquake expense reimbursement of $150,000 was $3,946.000. This increase is principally attributable to additional expenses associated with the increase in sales, the shift of sales and higher interest expense. General administrative expenses increased $344,000 or 14.2% and interest expense increased $175,000 or 15.0%. The major portion of the increase in general and administrative expenses resulted from additional staffing costs incurred to generate the increased distributorship and brokerage sales. Interest expense increased because of an increase in the rate charged by the Company's primary lender and because of the fees associated with several amendments to the Credit Agreement.

         Operations of the Company and its subsidiaries for 1996 generated a loss of $1,187,000, as compared to a loss of $450,000 in the prior year. The increase of $737,000 in the loss from operations in 1996 is attributable to an increase in operating and interest expenses and a reduction in gross margin.

         During 1996, the Company recognized a non-recurring gain of $949,000 from the recovery of a casualty insurance claim as a result of the 1994 earthquake. During 1995, the Company recognized a $4,759,000 gain on exchange of debt as a result of the exchange of preferred stock of a subsidiary for $6,809,000 of debt of that subsidiary. In addition, the Company recognized a non-recurring gain of $183,000 from the sale of a subsidiary.

         As a result of the foregoing, the Company had a net loss in 1996 of $242,000, as compared to net income in 1995 of $4,547,000, a decrease of $4,789,000.

Years Ended December 31, 1995 and 1994

         The Company had net income of $4,547,000 for the year ended December 31, 1995 compared to a net loss of $1,337,000 for the year ended December 31, 1994. The increase in net income is attributable to a decrease in operating loss of approximately $792,000 and non-recurring gains recognized during 1995.

         During 1995, the Company recognized a $4,759,000 gain on exchange of debt as a result of the exchange of preferred stock of a subsidiary for $6,809,000 of debt of that subsidiary. In addition, the Company recognized a non-recurring gain of $183,000 from the sale of a subsidiary.

         Operations of the Company and its subsidiaries for the year ended December 31, 1995 generated a loss of $450,000 as compared to loss from operations of $1,242,000 in the prior year. Sales for 1995 and 1994 were $5,589,000 and $2,965,000, respectively. The reduction in the loss from operations in 1995 is attributed to increased sales and a reduction in operating expenses as a percentage of sales.

         Among factors causing the increase in sales were an expansion of the sales team, the completion of the Company's refinancing, which allowed management to concentrate its efforts toward marketing, and the ability to pursue brokerage transactions, which the new refinancing package allowed.

         Costs of goods sold for the year ended December 31, 1995 were $2,462,000 (approximately 44% of sales) compared to $1,096,000 (approximately 37% of sales) for the prior year. The reduction in the gross margin percentage is a result of the increasing proportion of total sales represented by brokerage transactions as opposed to sales of owned inventory where the margins are larger.

         Total operating expenses before non-recurring items were $3,577,000 for the year ended December 31, 1995 compared with $3,111,000 for the prior year. The increase is due principally to additional expenses associated with the increase in sales, and the higher interest expense.

Liquidity

         At December 31, 1996 the Company had working capital (current assets in excess of current liabilities) of $2,434,000 compared to working capital of $657,000 on December 31, 1995. The increase in liquidity is attributable principally to a decrease in short term bank debt as a result of the Company's receipt of both the proceeds of a casualty insurance claim and the proceeds of a sale of Common Shares and Warrants to non-United States investors by means of a private placement memorandum under Regulation S of the Securities Act of 1933 (the "Securities Act"). The Company received the proceeds of the casualty insurance claim after it agreed on a final settlement with its insurance company on its claim following the January 17, 1994 Los Angeles earthquake. This change, coupled with an increase in distributorship inventory, was partially offset by an increase in accounts payable and accrued liabilities.

         Operating activities used $350,000 and $820,000 of the Company's cash flow for the year ended December 31, 1996 and the prior year, respectively. Increases in accounts payable and accruals of $467,000 and depreciation and amortization of $120,000 generated cash. Such amounts were partially offset by an increase of $456,000 in inventories and $272,000 of other assets and an increase in accounts receivable of $226,000.

         In June 1996, FAS entered into a Third Amendment to Credit Agreement with Norwest whereby, among other things, the interest rate was increased to 5.5% over the prime rate. In August 1996, FAS entered into a Fourth Amendment to Credit Agreement further increasing the interest rate payable to Norwest by .5% per month commencing October 1996. As of December 31, 1996, the interest rate was 15.25%.

         The Credit Agreement with Norwest required that the Company, as of June 30, 1996, achieve net earnings from operations for the six months ending on that date of $150,000 whereas the Company had a net loss from operations for that period of $679,000. Norwest had indicated to the Company that it did not intend to take any action as a result of the default, but reserved its right to take appropriate action at any time. Subsequently, on March 12, 1997, Norwest waived any and all defaults by the Company up to that date.

         The Company's credit facility with Norwest expires in February 1998 but is payable on demand by Norwest. Accordingly, Norwest could require repayment of all amounts owed by the Company at any time. The Company is currently investigating possible alternative sources of financing. The Company believes that alternative financing would be available to repay the amounts owed to Norwest if demand for immediate payment was made. However, there is no assurance that the Company would be able to arrange alternative financing in order to timely repay the loan if demand for immediate payment was made. If that were to occur, the Company could become subject to possible action by Norwest to enforce its security interest in the Company's assets.

         On March 20, 1997, the Company received a conditional loan commitment from a capable lender for a loan of up to $10 million on terms acceptable to the Company. It is anticipated that the loan will fund during April, 1997, although there can be no certainty that the loan will be consummated. If funded, the loan will repay all amounts outstanding to Norwest and provide the Company with additional funding for its business.

Capital Resources

         The Company's operations to date have been primarily funded through bank loans and vendors deferred purchase notes.

         The Company had no commitments of capital resources at December 31, 1996. On February 9, 1995, the Company, through FAS, entered into a line of credit arrangement with Norwest providing for a line of credit in the amount of $10,000,000. At December 31, 1996, approximately $6,232,000 of credit had been extended under the credit line of $10,000,000.

         The Norwest credit line of $10,000,000 was initially divided into two areas: an $8,000,000 inventory line and a $2,000,000 accounts receivable line. Commencing April 1995 the available inventory credit reduces by $100,000 per month. The available accounts receivable credit could increase up to a maximum of $10,000,000 depending on the amount of accounts receivable; however, the total of the inventory line and accounts receivable line cannot exceed $10,000,000. The Fourth Amendment reduced the maximum amount outstanding at any time to $6,900,000 with monthly reductions of $250,000 commencing October 1996.

         Subsequent to the year end, the Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement were signed which reduced the maximum amount permitted to be outstanding to $6,150,000, $6,100,000, $6,081,000 and
$6,131,000, respectively.

         On February 7, 1995, the Company's wholly owned subsidiary, FAS, owed MDC $7,658,000. In connection with the Norwest financing, MDC cancelled that debt in exchange for $850,000 in cash and 586,862 Series A Shares of FAS. MDC's investment in FAS is reflected as a minority interest in a subsidiary on the Company's balance sheet dated December 31, 1995. The minority interest was valued at $2,050,000. The valuation of the minority interest is based on the estimated market value of the Common Shares of the Company into which the Series A Shares of FAS may be converted. While the Company has valued the minority interest on this basis for accounting purposes, the Series A Shares of FAS have other rights and preferences in addition to their conversion rights that may substantially increase their value.

         During 1996 MDC filed with the Securities and Exchange Commission (the "SEC") a Form 13(d) evidencing its beneficial ownership in the Company. Accordingly, although the Series A Shares were not converted into Common Shares of the Company prior to December 31, 1996, the December 31, 1996 financial statements have been prepared as if such conversion had occurred and the minority interest was reclassified as additional paid-in capital.

         The Series A Shares became convertible into Common Shares of the Company at MDC's upon the approval of the Common Shares for quotation and commencement of trading on Nasdaq as a Small Cap Market Security. The Company's Common Shares began quotation on the Nasdaq SmallCap Market beginning March 26, 1997. On or before approximately April 5, 1997 the Company anticipates that the MDC Series A Shares will be exchanged for approximately 564,194 Common Shares.

         During 1996, the Company began a private placement transaction by means of a private placement memorandum to non-United States persons pursuant to Regulation S of the Securities Act. 164,283 units (the "Units") representing

328,566 Common Shares and warrants to acquire 164,283 Common Shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and February 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. Etablissement Pour Le Placement Prive, Zurich Switzerland, acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of $1,654,000.

          The Company will continue to actively seek equity capital infusions. Unless operations of the Company generate a profit, additional capital will be needed to continue operations in the future or operations may be reduced. There is no assurance the Company will be successful in securing additional capital.

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

Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-KSB constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain alternative debt financing may be adversely affected by its past technical defaults on its current debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, and (v) growth of the airline industry.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-13.

The following financial statements of the Company are included beginning at page F-1.

    Independent Auditors' Report                                         F-1

    Consolidated Balance Sheet as of December 31,
      1996 and 1995                                       Exhibit A      F-2

    Consolidated Statement of Operations for the
      years ended December 31, 1996, 1995 and 1994        Exhibit B      F-3

    Consolidated Statement of Shareholders' Equity
      for the years ended December 31, 1996, 1995
      and 1994                                            Exhibit C      F-4

    Consolidated Statement of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994        Exhibit D      F-5

    Notes to the Consolidated Financial Statements                    F-6 - F-13


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

The Board of Directors
Fields Aircraft Spares, Inc.
Fillmore, California

                          Independent Auditors' Report

         We have audited the accompanying consolidated balance sheet of Fields Aircraft Spares, Inc., formerly known as Fields Industrial Group, Inc., as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fields Aircraft Spares, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


                              /s/ Moore Stevens Frazier and Torbet, LLP

                               Certified Public Accountants


January 23, 1997

                          FIELDS AIRCRAFT SPARES, INC.              EXHIBIT A

                                FORMERLY KNOWN AS
                          FIELDS INDUSTRIAL GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31,


                                   A S S E T S
                                   -----------

                                                                                           1996                 1995
                                                                                           ----                 ----

CURRENT ASSETS:
    Cash                                                                         $          88,000      $        111,000
    Accounts receivable, net of allowance for
        doubtful accounts of $50,000  in 1996 and
        $10,000 1995                                                                     1,507,000             1,281,000
    Inventory                                                                            8,108,000             7,652,000
    Prepaid expenses                                                                       149,000               146,000
                                                                                    --------------           -----------

                 Total current assets                                            $       9,852,000      $      9,190,000
                                                                                     -------------            ----------



LAND, BUILDING AND EQUIPMENT:
    Land                                                                         $         210,000          $    210,000
    Building and building improvements                                                   1,061,000             1,132,000
    Furniture and equipment                                                                548,000               536,000
                                                                                    --------------           -----------

                 Totals                                                          $       1,819,000           $ 1,878,000
    Less accumulated depreciation and amortization                                         734,000               635,000
                                                                                    --------------           -----------

                     Total land, building and equipment, net                     $       1,085,000           $ 1,243,000
                                                                                     -------------            ----------



OTHER ASSETS:
    Debt issuance costs, net of accumulated
        amortization of $388,000  in 1996 and
        $177,000  in 1995                                                        $         300,000      $        420,000
    Other assets                                                                           262,000                81,000
                                                                                    --------------         -------------

                 Total other assets                                              $         562,000      $        501,000
                                                                                    --------------           -----------


                     Total assets                                                $      11,499,000      $     10,934,000
                                                                                      ============            ==========





        L I A B I L I T I E S  A N D  S H A R E H O L D E R S'  E Q U I T Y
        ----------------------------------------------------------------                     1996                  1995
                                                                                            ------                -----
CURRENT LIABILITIES:
    Accounts payable                                                             $         864,000      $        488,000
    Accrued liabilities                                                                    230,000               139,000
    Income taxes payable                                                                     1,000                 1,000
    Current portion of notes payable                                                     6,323,000             7,905,000
                                                                                     -------------          ------------



                 Total current liabilities                                       $       7,418,000      $      8,533,000
                                                                                     -------------           -----------




LONG-TERM LIABILITIES:
    Notes payable, net of current portion                                        $         268,000      $
                                                                                    --------------        ---------------





MINORITY INTEREST                                                                $                      $      2,050,000
                                                                                  --------------------       -----------



SHAREHOLDERS' EQUITY:
    Common stock                                                                 $         312,000      $        297,000
    Additional paid-in capital                                                           5,065,000             1,376,000
    Retained deficit                                                                    (1,564,000)           (1,322,000)
                                                                                     -------------           -----------

                 Total shareholders' equity                                      $       3,813,000      $        351,000
                                                                                     -------------          ------------



                       Total liabilities and shareholders' equity                $      11,499,000      $     10,934,000
                                                                                      ============           ===========

The accompanying notes are an integral part of this statement

                          FIELDS AIRCRAFT SPARES, INC.            EXHIBIT B

                                FORMERLY KNOWN AS
                          FIELDS INDUSTRIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,


                                               1996                       1995                  1994
                                               ----                       ----                  ----

SALES                                      $  5,734,000               $  5,589,000            $  2,965,000

COST OF SALES                              $  2,975,000               $  2,462,000            $  1,096,000
                                           -----------               -----------               -----------

GROSS PROFIT                               $  2,759,000               $  3,127,000            $  1,869,000
                                           -------------             -----------               ------------

OPERATING EXPENSES:
     General and administrative            $   2,608,000              $  2,414,000            $  2,096,000
     Interest, net                             1,338,000                 1,163,000               1,015,000
                                            -------------              ----------             -------------
              Total operating expenses     $   3,946,000              $  3,577,000            $  3,111,000
                                             -------------              ----------            -------------

LOSS FROM OPERATIONS                       $  (1,187,000)             $   (450,000)           $ (1,242,000)
                                            -------------             -----------              -------------

OTHER INCOME:
     Casualty gain                         $     949,000              $       -                $      -
     Gain on exchange of debt                       -                      4,759,000                  -
     Gain on sale of subsidiary                     -                        183,000                  -
                                           ---------------            --------------           -------------

              Total other income           $     949,000              $    4,942,000           $      -
                                            --------------            --------------            -------------

(LOSS) INCOME BEFORE PROVISION
  (CREDIT) FOR INCOME TAXES                $    (238,000)             $    4,492,000           $  (1,242,000)

PROVISION (CREDIT) FOR INCOME TAXES                 4,000                    (55,000)                 95,000
                                           --------------             ---------------           -------------

NET (LOSS) INCOME                          $      (242,000)           $    4,547,000           $  (1,337,000)
                                            ==============            ===============           =============

NET (LOSS) INCOME PER SHARE
  (fully-diluted)                        $            (.13)           $        3.47           $        (1.51)
                                          =================            ==============            ================

NET (LOSS) INCOME PER SHARE (primary)    $            (.13)          $         3.47           $        (1.51)
                                          =================            ==============            ================







The accompanying notes are an integral part of this statement.

                         FIELDS AIRCRAFT EXHIBIT CRATED

                                FORMERLY KNOWN AS
                          FIELDS INDUSTRIAL GROUP, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,





                                                   COMMON STOCK
                                                   -------------
                                              NUMBER                            ADDITIONAL                                 TOTAL
                                           OF SHARES                            PAID-IN          RETAINED            SHAREHOLDERS'
                                         OUTSTANDING         AMOUNT             CAPITAL          DEFICIT            EQUITY (DEFICIT)
                                        -------------       --------           ----------        --------           ----------------

BALANCES, January 1, 1994                   883,232          $ 44,000        $ 1,376,000        $ (4,532,000)          $ (3,112,000)

     Common stock issued for services        61,120             3,000                                                          3,000

     Net loss                                                                                     (1,337,000)            (1,337,000)
                                          -------------      -------------    ------------       ------------           ------------

BALANCES, December 31, 1994                 944,352          $ 47,000        $ 1,376,000         $ 5,869,000)          $ (4,446,000)

     Sale of common stock                    40,000           250,000                                                        250,000

     Net income                                                                                    4,547,000               4,547,000
                                          -------------     --------------    ------------       ------------           ------------

BALANCES, December 31, 1995                 984,352         $ 297,000        $ 1,376,000         $(1,322,000)              $ 351,000

     Additional paid-in capital                                                2,050,000                                   2,050,000

     Sale of common stock                   317,785            15,000          1,639,000                                   1,654,000

     Net loss                                                                                       (242,000)              (242,000)
                                          ---------------   --------------    -------------      -------------          ------------

BALANCES, December 31, 1996               1,302,137         $ 312,000        $ 5,065,000        $ (1,564,000)            $ 3,813,000
                                          =========          ========         ==========         =============          ============








The accompanying notes are an integral part of this statement.

                           FIELDS AIRCRAFT SPARES, INC.             EXHIBIT D

                                FORMERLY KNOWN AS
                          FIELDS INDUSTRIAL GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                        1996                  1995                   1994
                                                                        ----                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                       $        (242,000)     $      4,547,000      $      (1,337,000)
     Adjustments to reconcile net (loss)
      income to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                                 120,000                89,000                 86,000
         Amortization of debt issuance costs                           211,000               177,000                112,000
         Loss on sale of assets                                         51,000
         Gain on exchange of debt                                                         (4,759,000)
         Gain on sale of subsidiary                                                         (183,000)
         Common stock issued for services                                                                             3,000
         (Increase) decrease in accounts receivable                   (226,000)             (925,000)               423,000
         (Increase) decrease in inventory                             (456,000)               84,000                288,000
         Increase in prepaid expenses                                   (3,000)              (93,000)               (20,000)
         Increase in other assets                                     (272,000)              (81,000)
         Decrease in income tax refund receivable                                            711,000                 95,000
         Increase (decrease) in accounts payable                       376,000              (225,000)               416,000
         Increase in accrued interest payable                                                                       296,000
         Increase (decrease) in other accrued liabilities               91,000              (127,000)              (186,000)
         Decrease in income taxes payable                                                    (35,000)
         Increase in deferred sales commissions                                                                      71,000
              Net cash (used in) provided by
               operating activities                          $        (350,000)     $       (820,000)     $         247,000

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, building and equipment                $         (13,000)     $       (156,000)     $        (176,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on line of credit             $      (1,195,000)     $      1,250,000      $
     Principal payments on notes payable                              (193,000)              (64,000)               (76,000)
     Borrowings on notes payable                                        74,000                64,000
     Costs associated with issuance of notes payable                                        (424,000)              (170,000)
     Proceeds from sale of common stock                              1,654,000               250,000
              Net cash provided by (used in)
                financing activities                         $         340,000      $      1,076,000      $        (246,000)

NET (DECREASE) INCREASE IN CASH                              $         (23,000)     $        100,000      $        (175,000)

CASH, beginning of year                                                111,000                11,000                186,000

CASH, end of year                                            $          88,000      $        111,000      $          11,000



The accompanying notes are an integral part of this statement.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies

         a.       Principles of consolidation and company background

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc., a Utah corporation, formerly known as Fields Industrial Group, Inc., hereafter referred to as FASI, and its wholly-owned subsidiaries Fields Aircraft Spares Incorporated (FASC), a California corporation and Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.
                  In 1995, Fields Industrial Group, Inc. changed its name to Fields Aircraft Spares, Inc.
                  The Group distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a brokerage basis.

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

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 17%, 32% and 17% of total sales for the years ended December 31, 1996, 1995 and 1994, respectively.

                  For the year ended December 31, 1996 two customers accounted for sales of $657,000 and $351,000. For the year ended December 31, 1995, two customers accounted for sales of $801,000 and $790,000. For the year ended December 31, 1994, one customer accounted for $507,000 of sales.

         d.       Inventory

                  Inventory is valued at the lower of cost or market value using the first-in, first-out method. Where a group of parts have been purchased together as a lot, the cost of the lot is allocated to the individual parts by management pro rata to the list selling price at the time of purchase. Consistent with industry practice, inventory is carried as a current asset but all inventory is not expected to be sold within one year.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued):

         e.       Land, building and equipment

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

                  The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 amounted to $120,000, $89,000 and $86,000, respectively.

         f.       Debt issuance costs

                  The debt issuance costs relate to the issuance of new financing. Amortization of debt issuance costs for the years ended December 31, 1996, 1995 and 1994 amounted to $211,000, $177,000 and $112,000, respectively.

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

                  Earnings per share was computed using 1,840,543, 1,312,469 and
888,325  shares  for  the  years  ended  December  31,  1996,   1995  and  1994,
respectively.

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

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued):

                      The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities. The income tax effect of the temporary differences as of December 31 consisted of the following:

                                                          1996          1995

     Deferred tax liability resulting from
         taxable temporary differences for
         accounting for inventory                  $   (314,000)    $ (314,000)
     Deferred tax asset resulting from
         deductible temporary differences
         for allowance for doubtful accounts              4,000          4,000
     Deferred tax asset resulting from
         deductible temporary differences
         for utilization of net operating loss
         carryforwards for income tax
         purposes                                     1,344,000        921,000
     Valuation allowance resulting from the
        potential nonutilization of net operating
        loss carryforwards for income tax
        purposes                                     (1,034,000)      (611,000)
                                                      ----------      ---------

                     Total deferred income taxes    $       -0-      $    -0-
                                                    =============    ==========

            j.    Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 15% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the years ended December 31, 1996, 1995 and 1994.

         k.       Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimated utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.       Shareholders' equity

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At December 31, 1996 and 1995, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

                  FASI has the following common stock as of December 31:

                                                   1996                1995
                                                   ----                ----

                  Authorized                    2,000,000            2,000,000
                  Issued and outstanding        1,302,137              984,352
                  Par value                          $.05                 $.05

                  All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

                  In February 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC cancelled the debt in exchange for $850,000 plus 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A preferred stock of FASC for 25% of the total outstanding common stock of FASI within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market. The Series A convertible preferred stock carries a liquidation preference of $5,000,000; which, in the event of a liquidation of FASC, should be paid pro rata to the holders of the Series A shares.

                  On April 17, 1996 the Securities and Exchange Commission ("Commission") notified FASI that it had no further comments on the Form 10-SB that had been filed with the Commission on October 30, 1995. MDC was notified of such event and accordingly filed a Form 3 and Schedule 13-D with the Commission claiming beneficial ownership in 514,220 common shares of FASI based on its right to convert Series A convertible preferred stock for 25% of the common stock of FASI on a fully-diluted basis. FASI had stated to the Commission in writing that upon MDC's filing of the Schedule 13-D or similar filing indicated beneficial ownership in FASI, FASI's financial statements would thereafter reflect the acquisition of the minority interest. Accordingly, the financial statements have reported the acquisition of the minority interest as additional paid-in capital even though the 514,220 common shares of FASI have not, and will not, be issued until the Series A preferred shares of FASC have been converted.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




2.       Shareholders' equity (continued):

                  The exchange of the MDC debt for the preferred stock of FASC was accounted for as a minority interest. A gain of $4,759,000 was recorded in the financial statements in 1995 as a result of this transaction.

                  In 1995, FASI sold 40,000 shares of common stock for $250,000 ($6.25 per share). FASI then paid $250,000 to FASC as additional paid-in capital.

                  On February 9, 1995, FASC obtained new financing from Norwest Business Credit, Inc., (Norwest). FASC obtained a line of credit in the maximum amount of $10,000,000. As of December 31, 1996, FASC could borrow up to $6,150,000 against eligible accounts receivable and inventory. Although due on demand, it expires in February, 1998. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral.

                  On February 9, 1995, FASI sold 100% of the outstanding common stock of Fields Industrial Supply, Inc. to an unrelated party. A gain of $183,000 was recorded in the financial statements in 1995 as a result of this transaction.

                  In April 1996, the Group reached a final settlement with its insurance company. Management elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $949,000 was recorded in the financial statements in 1996 as a result of this transaction.

                  In 1996, FASI sold 317,785 shares of common stock for $6.25 per share and 158,000 warrants for $.50 each. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting the costs of underwriting and issuance.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS






3.       Notes payable

                  The notes payable at December 31 consisted of the following:

                                                                           1996               1995
                                                                           ----               ----
Line of credit  from  Norwest,  secured by all assets
     of the Group,  interest at prime plus 7.0% (15.25%
     at December 31, 1996), payable monthly                      $      6,232,000    $       7,427,000

Notepayable to bank,  secured by land and  building,
     payable  monthly at $2,396 plus interest at prime
     plus 2% (10.25% at December 31, 1996), due February 1998             331,000             457,000

Other notes payable                                                        28,000              21,000
                                                                     ------------        ------------

             Totals                                              $      6,591,000    $      7,905,000
Less current portion                                                    6,323,000           7,905,000
                                                                       ----------         -----------

                Notes payable, net of current portion            $        268,000    $          -
                                                                      ===========     ===============


                 Principal payment requirements on all notes payable based on terms and rates in effect at December 31, 1996 are as follows:

                 YEAR ENDING
                 DECEMBER 31,                            AMOUNT

                       1997                      $     6,323,000
                       1998                              268,000
                       Thereafter                           -

                  Total interest expense for the years ended December 31, 1996, 1995 and 1994 amounted to $1,338,000, $1,163,000 and $1,017,000, respectively.
Total interest paid for the years ended December 31, 1996, 1995 and 1994 amounted to $1,076,000, $936,000 and $761,000, respectively.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.       Provision (credit) for income taxes
         -----------------------------------

                  The provision (credit) for income taxes for the years ended December 31 consisted of the following:

                                  1996                1995                1994
                                  ----                ----                ----
   CURRENT:
     Federal                                      $ (55,000)           $  95,000
   CURRENT:
     State                         4,000

      Total provision (credit)
        for income taxes         $ 4,000         $  (55,000)           $  95,000
                               ==========          =========           =========

               Total income taxes paid in 1996, 1995 and 1994 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

      YEAR ENDING
      DECEMBER 31,                               FEDERAL                  STATE
      -----------                                -------                 -------
             1997                           $                          $ 814,000
             1998                                                        750,000
             1999                                                        580,000
             2000                                                        126,000
             2001                                                        120,000
             2008                                942,000
             2009                              1,161,000
             2010                                255,000
             2011                                240,000

5.       Commitments
         -----------
                  The Group leases vehicles and equipment and office facilities under operating leases. The minimum lease payments required under operating leases as of December 31, 1996 are as follows:

       YEAR ENDING
       DECEMBER 31,                                                   AMOUNT
      -------------                                                  --------
           1997                                                     $  15,500
           1998                                                        14,200
           Thereafter                                                    -

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



5.       Commitments (continued):
         -----------------------

                  Lease expense for the years ended December 31, 1996, 1995 and 1994 was $102,000, $84,000 and $33,000 , respectively.

                  The Group has a contract with a financial advisor whereby the financial advisor will provide consulting services to the Group. The minimum payments required under the contract as of December 31, 1996 are as follows:

                      YEAR ENDING
                      DECEMBER 31,                                     AMOUNT
                     -------------                                    --------
                      1997                                           $  37,500
                      Thereafter                                          -


6.       Related party transactions
         --------------------------

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.

                  In November 1995 FASI issued options to 25 employees of the Group to acquire up to 82,525 common shares of FASI at a purchase price of $3.00 per share subject to certain requirements. The options must vest by November 1998.


7.       Contingency
         -----------

                In the event of the death of a Director or Officer of the Group, the Group is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding directors, executive officers, promoters and control persons of the Company and Management's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the sections "Executive Officers", "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed within 120 days after December 31, 1996 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 10.     EXECUTIVE COMPENSATION

Information regarding the compensation of the Company's executives appears under the section "Management Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1996 with the Securities and Exchange Commission relating to the company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial security ownership of the Company's equity securities appears under the section "Security Ownership of Directors, Nominees and Principal Security Holders" in the Company's Proxy Statement to be filed within 120 days after December 31, 1996 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information regarding certain relationships and related transactions appears under the section "Transactions With Related Parties" in the Company's Proxy Statement to be filed within 120 days after December 31, 1996 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Index to Exhibits

The following documents are included as exhibits.

  SEC      Exhibit                                                 Sequential
 Number    Number       Description                                Page Number

    3       3.1   Articles of Incorporation, as amended              *

    3       3.2   By-laws, as amended                                *

    4       4.1   Form of Warrant Agreement

    9       9.1   Voting Agreement dated February 7, 1995            *
                  among McDonnell Douglas Corporation,
                  the Registrant, Peter Frohlich, Alan Fields, and Lawrence Troyna

   10      10.1   Debt Restructure Agreement dated February 7, 1995  *
                  between McDonnell Douglas Corporation and the Registrant

   10      10.2   Securities Exchange Agreement dated February 7,    *
                  1995 between McDonnell Douglas Corporation and the Registrant

   10      10.3   Discretionary Revolving Credit Facility and        *
                  Credit and Security Agreement dated February 9,
                  1995 between Fields Aircraft Spares, Inc.,
                  a California corporation and Norwest Business
                  Credit, Inc.                                       *

   10      10.4   First Amendment to Credit Agreement, dated
                  November 20, 1995                                 **

   10      10.5   Second Amendment to Credit Agreement, dated
                  February 19, 1996

   10      10.6   Third Amendment to Credit Agreement, dated
                  June 30, 1996.

   10      10.7   Fourth Amendment to Credit Agreement, dated
                  August 1996

   10      10.8   Fifth Amendment to Credit Agreement, dated
                  January 1, 1997

   10      10.9   Sixth Amendment to Credit Agreement, dated
                  February 1, 1997

   10      10.10  Seventh Amendment to Credit Agreement, dated
                  March 1, 1997

   10      10.11  Eighth Amendment to Credit Agreement, dated
                  March 1997

   10      10.12   Management Stock Option Plan                         ***

   10      10.13   Employee Stock Option Plan                           ***

   10      10.14   1997 Stock Option Plan

   11      11.1   Statement re: Computation of Per Share Earnings

   21      21.1   Subsidiaries of Registrant

   27      27.1   Financial Data Schedule


* This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10-SB, filed October 30, 1995.

** This exhibit is incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, filed April 11, 1996.

*** This exhibit is incorporated herein by reference to the exhibits filed with the Company's Registration Statement on Form 10-SB/A, Amendment No. 1, filed January 29, 1996.

(b) Reports on Form 8-K

         The Company filed a Report on Form 8-K, dated April 17, 1996,  covering
Item 5, Other Events, with respect to the filing of certain documents by McDonnell Douglas Corporation with the Securities and Exchange Commission.

         The Company filed a Report on Form 8-K, dated December 27, 1996, covering Item 9, Sales of Equity Securities Pursuant to Regulation S.

         The Company filed a Report on Form 8-K, dated February 11, 1997, covering item 9, Sales of Equity Securities Pursuant to Regulation S.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997

                                               FIELDS AIRCRAFT SPARES, INC.

                                               By /s/ Alan M. Fields
                                                  ------------------
                                                      Alan M. Fields
                                                      President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                Title                                Date



/s/ Alan M. Fields       Principal Executive Officer     March 28, 1997
-------------------      President and Director
Alan M. Fields


/s/ Lawrence J. Troyna   Principal Financial Officer     March 28, 1997
----------------------   and Director
Lawrence J. Troyna


/s/ Peter Frohlich       Chairman, CEO and Director      March 28, 1997
------------------
Peter Frohlich


/s/ Carlos Sedillo       Secretary and Director          March 28, 1997
------------------
Carlos Sedillo


/s/ Leonard I. Fields    Director                        March 28, 1997
---------------------
Leonard I. Fields