Form 10KSB/A
period 1996-12-31
FIELDS AIRCRAFT SPARES INC
filed 1997-04-30
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-21818

                          FIELDS AIRCRAFT SPARES, INC.
           (Name of Small Business Issuer as specified in its charter)

            Utah                                       95-4218263
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

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     The Issuer's revenues for the fiscal year ended December 31, 1996 were $5,734,000.

     As of December 31, 1996, 1,302,137 of the Issuer's common shares were issued and outstanding, approximately 1,011,200 of which were held by non-affiliates. As of March 26, 1997, the aggregate market value of shares held by non-affiliates (based upon last cash sale of common shares) was approximately $6,132,000. The Issuer believes that two shareholders who owned approximately 11.84% and, 8.42% respectively as of March 26, 1997, of the total shares issued and outstanding are not affiliates of the Issuer since they do not participate in management decisions.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

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

         In 1984, the Company was organized as FEP Resources, Inc. under the laws of the State of Utah for the purpose of acquiring business opportunities. In 1985, the Company was renamed Fields Industrial Group, Inc. and acquired Fields Industrial Supply, Inc., a California corporation that was engaged in the sale of cutting tools and supplies. As of 1990, that business was discontinued and 100% of its common stock sold to an unrelated party on February 9, 1995. In 1987, the Company began its current business of distributing aircraft parts. In 1988, the Company incorporated FAS as a wholly-owned subsidiary. In 1995, McDonnell Douglas Corporation (together with its affiliates and/or divisions, "MDC") acquired Series A Convertible Preferred Stock of FAS. The Company's primary business of distribution of spare parts for commercial aircraft was commenced and has been conducted through FAS since 1988. In 1995, the Company changed its name to Fields Aircraft Spares, Inc.

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

         McDonnell Douglas Parts

         The Company believes that it has the largest factory new inventory of DC-8, DC-9, DC-10 and MD-80 parts outside of MDC. This inventory consists of over $80 Million, catalog value, of factory new spare parts purchased directly from MDC. MDC inventory is generally sold at a discount to catalog value. The total future discount to catalog value cannot be quantified at this time.

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

         In connection with the Current Agreement, the Company and MDC entered into a Securities Exchange Agreement of even date with the Current Agreement (the "Exchange Agreement"). The Exchange Agreement provided for the mandatory exchange of the Series A Shares for 25% of the issued and outstanding common shares of the Company, par value $.05 per share (the "Common Shares"), on a fully diluted basis within 10 days following the date on which the Common Shares are approved for quotation, and are quoted for trading on, the Nasdaq Stock Market as a Small Cap Market Security. The Exchange Agreement further provides for the Company to register the Common Shares issued to MDC in connection with the Exchange Agreement under certain circumstances.

         On March 26, 1997, the Company's Common Shares began quotation on the Nasdaq SmallCap Market. Accordingly, the Company exchanged the MDC Series A Shares for 564,194 Common Shares on April 4, 1997.

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

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 Common Shares of the Company at a price of $6.25 per share.

         In connection with the Norwest and NationsCredit credit facilities, the Company retained a financial advisor to assist the Company in obtaining and closing the credit facilities. At the closing of each facility, the Company paid the financial advisor a fee of $200,000. The Company also entered into a two-year contract with the financial advisor in February 1995 whereby the financial  advisor will provide  ongoing  consulting to the Company.
The contract provides for the Company to pay the financial advisor a non-refundable retainer of $150,000, which was originally payable at a rate of $15,000 per month for the first ten months of the contract. However, the parties subsequently agreed that the retainer would be payable at a rate of $7,500 per month. The agreement with the financial advisor is non-exclusive and does not provide for additional completion fees which would be negotiated on a case by case basis.

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
                                                                 and Warehouse


(1)      Located on two acres.
(2) Licensed from Belgravia Financial Services Limited. Belgravia Financial Services.
         Limited has a lease on the property that expires in September 1999. See "Certain Relationships and Related Transactions."
(3)      Effective August 1, 1997.

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


Shareholders.

         At April 4, 1997, the number of record holders of the Company's Common Shares was approximately 300. The Company has no outstanding preferred shares.

Dividends

         The Company has utilized all available funds for working capital purposes and has never paid a dividend. Management does not anticipate paying dividends in the foreseeable future on Common Shares or preferred shares. In addition, the Company's loan provisions restrict the payment of dividends by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this Annual Report. The following tables illustrate certain selected financial information regarding the Company and its subsidiaries:



                                          FOR THE YEAR ENDED DECEMBER 31,
=============================================================================================================================
Statement of Operations Data:                                1996                     1995                    1994
                                                             ----                     ----                    ----
-----------------------------------------------------------------------------------------------------------------------------
Sales                                                        $ 5,734,000              $ 5,589,000             $ 2,965,000
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $  (242,000)              $ 4,547,000            $(1,337,000)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share                          $     (0.13)              $      3.47            $     (1.51)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Date: December 31,                             1996                     1995                    1994
                                                             ----                     ----                    ----
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                 $11,499,000              $10,934,000             $10,217,000
-----------------------------------------------------------------------------------------------------------------------------
Current Liabilities                                          $ 7,418,000              $ 8,533,000             $14,206,000
-----------------------------------------------------------------------------------------------------------------------------
Long Term Liabilities                                        $   268,000                      -0-             $   457,000
-----------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                    -0-              $ 2,050,000                      --
-----------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Deficit)                               $ 3,813,000              $   351,000            $(4,446,000)
=============================================================================================================================

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

         The following table sets for the percentages which the items in the Company's consolidated statement of operations bears to net sales for the periods indicated:

                                                                             Fiscal Year
                                                        ------------------------------------------------------
                                                        ------------------------------------------------------
                                                                1996             1995             1994
                                                                ----             ----             ----
Statements of Operations Data:
   Net Sales                                                   100.0%           100.0%           100.0%
   Cost of Sales                                                51.9             44.1             37.0
                                                                ----             ----             ----
       Gross Profit                                             48.1             55.9             63.0
   General and administrative expenses                          45.5             43.2             70.7
   Interest expense, net                                        23.3             20.8             34.2
                                                                ----             ----             ----
       Operating Profit (loss)                                 (20.7)            (8.1)           (41.9)
   Other income                                                 16.6             88.4              0.0
                                                                ----             ----              ---
       Income (loss) before income taxes                       (4.1)             80.3            (41.9)
  Income tax expense (credit)                                   0.1              (1.0)             3.2
                                                                ---              -----             ---
       Net income (loss)                                       (4.2)             81.3            (45.1)
                                                               =====             ====            ======

Years Ended December 31, 1996 and 1995


         Sales for the year ended December 31, 1996 increased by $145,000, or 2.6%, to $5,734,000 as compared to $5,589,000 for the year ended December 31, 1995. The increase in net sales was attributable to a 71.4% increase in distributorship and brokerage sales offset by a decrease of 36.2% in MDC inventory gross sales. The trend of overall increasing net sales and the shift to distributorship and brokerage sales is evidenced by 1997 sales through the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 as follows: An increase in net sales of 54.0%, an increase in distributorship and brokerage sales of 138.7% and a decrease in MDC inventory sales of 35.1%. The increase in distributorship and brokerage sales is expected to continue and the decrease in MDC inventory sales is expected to level off.

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

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus3%, NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the company at a price of $6.25 per share.

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

         The Series A Shares became convertible into Common Shares of the Company at MDC's upon the approval of the Common Shares for quotation and commencement of trading on Nasdaq as a Small Cap Market Security. The Company's Common Shares began quotation on the Nasdaq SmallCap Market beginning March 26, 1997. On April 4, 1997 the MDC Series A Shares were exchanged for 564,194 Common Shares.

         During 1996, the Company began a private placement transaction by means of a private placement memorandum to non-United States persons pursuant to Regulation S of the Securities Act. 164,283 units (the "Units") representing 328,566 Common Shares and warrants to acquire 164,283 Common Shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and March 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. In addition, the placement agent received Warrants to acquire 32,857 Common Shares at $6.25 per share. Etablissement Pour Le Placement Prive, Zurich Switzerland, acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,654,000 at December 31, 1996 and approximately $1,724,000 through March 1997.

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

          The Company will continue to actively seek equity capital infusions. Unless operations of the Company generate a profit, additional capital will be needed to continue operations in the future or operations may be reduced. There is no assurance the Company will be successful in securing additional capital.

          In addition, the Company will seek to acquire other companies in similar or allied businesses. Any such acquisition will only be undertaken following a careful analysis of the potential acquisition, any potential synergism with the Company's existing business and the capital needs of the acquired products compared to the capital needs and resources of the Company. There is no assurance that any acquisitions will be successfully completed.

Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-KSB constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following:(i) the Company's ability to obtain future debt financing may be adversely affected by its past technical defaults on its debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, and (v) growth of the airline industry.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-13.

The following financial statements of the Company are included beginning at page F-1.

    Independent Auditors' Report                                     F-1

    Balance Sheet as of December 31, 1996 and 1995                   F-2

    Statement of Operations for the years ended
             December 31, 1996 and 1995                              F-3

    Statement of Shareholders' Equity (Deficit) for the years
             ended December 31, 1996 and 1995                        F-4

    Statement of Cash Flows for the years ended
             December 31, 1996 and 1995                              F-5

    Notes to the Financial Statements                        F-6 through F-13

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

                          FIELDS AIRCRAFT SPARES, INC.               Exhibit C

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists all directors and executive officers of the Company and their ages as of April 23, 1997:


NAME                             AGE          POSITION

Peter Frohlich                   55           Chairman and Chief Executive
                                              Officer of the Company;
                                              Chairman of FAS

Alan M. Fields                   45           President and Director of the
                                              Company; President, Director and
                                              Chief Executive Officer of FAS

Lawrence J. Troyna               53           Chief Financial Officer and
                                              Director of the Company; Chief
                                              Financial Officer, Secretary and
                                              Director of FAS

Leonard I. Fields                78           Director of the Company;
                                              Director of FAS

Carlos Sedillo                   55           General Counsel, Secretary and
                                              Director of the Company;
                                              Director of FAS

Neil E. O'Hara                   43           Vice President of the Company


         All current directors of the Company were elected at a special meeting of the shareholders held March 29, 1995. Each director will serve until his successor is duly elected by the shareholders and qualified. Officers serve at the will of the Board of Directors. Except for the directors of the Company that are presently salaried employees of the Company, the directors are not otherwise compensated as directors. The Board of Directors may in the future determine to pay directors' fees and reimburse directors for expenses related to their activities. In February 1997, George Fields, brother of Leonard Fields, uncle of Alan Fields and a director of the Company, died. The directors have not appointed a new director to fill the vacancy created by the death of George Fields. Instead, the directors have reduced the number of positions on the Board of Directors to five.

         Peter Frohlich is Chairman and Chief Executive Officer of the Company and Chairman of Fields Aircraft Spares Incorporated, a wholly owned subsidiary of the Company ("FAS"). Mr. Frohlich is a Certified Accountant in the United Kingdom with over 12 years experience in public accounting as a partner in a large accounting firm. From 1972 to 1980 he was Managing Director of a public company quoted on the London Stock Exchange. The company employed several thousand people and had annual sales of approximately $75,000,000. From 1980 until joining the Company in 1987, Mr. Frohlich was a consultant to a number of public and private companies advising on many aspects of corporate and fiscal matters, and on mergers and acquisitions with specific regard to refinancing and restructuring. Mr. Frohlich was appointed Chairman of the Company in 1987. He resigned as Chairman in 1989 but remained as a Director until resigning as a Director in February 1991. Mr. Frohlich was re-appointed a Director and Chairman of the Company in March 1992. From 1989 to 1991, Mr. Frohlich acted as an investment advisor to a substantial private group of companies. In 1991, Mr. Frohlich became Chairman of Tower Group plc, an unquoted United Kingdom public company. He was retained by a number of its shareholders to attempt to reorganize the company following multi million pound trading losses. After several months he concluded that the group should invite the bank to appoint a receiver and he resigned.

         Alan M. Fields is President and a Director of the Company, Director and Chief Executive Officer and President of FAS and has served in various capacities since 1992. From 1989 until 1991 Mr. Fields was a Vice-President and General Manager of Quantum Microsystems, Inc., a computer systems retailer. From 1985 until 1992, Mr. Fields acted as an independent sales consultant for several direct sales companies. His efforts on behalf of those companies resulted in the development of a combined sales force exceeding 5,000 direct salespersons, and monthly sales averaging an estimated $350,000. From 1982 until 1984 he was the Founder and President of Savers Tax Service. Mr. Fields was responsible for all operations of that company, which he built to over 2,000 clients and 17 offices. That company was sold in 1984. From 1982 until 1984 Mr. Fields was also the President and responsible for all operations of AFA Datashare Services, a computer data processing firm. That company was also sold in 1984. From 1980 until 1984 he was President, one of the founders, a minority shareholder and head of marketing of an income tax preparation firm which provided services to over 3,000 Amway distributors through 16 offices. In 1984, as a result of Amway corporation being subjected to major negative attacks by the media, the tax preparation firm was adversely effected resulting in a bankruptcy. Also, as an ongoing result of that business bankruptcy, Mr. Fields filed personal bankruptcy in 1992. Prior to entering the business world, Mr. Fields spent five years with the Internal Revenue Service as a Tax Auditor and Revenue Agent. Alan Fields is the son of Leonard Fields.

         Lawrence J. Troyna has served since 1992 as a Director and Chief Financial Officer of the Company and Chief Financial Officer, Secretary and Director of FAS. Mr. Troyna has a law degree and is a chartered accountant, and was an audit senior with Price Waterhouse before joining Greyhound Financial Corporation. He spent 17 years with Greyhound, where he rose to the position of Deputy Managing Director of Greyhound European Group. As the number "2" in Europe for this approximately $350,000,000 in assets company, Mr. Troyna was responsible for the marketing and business development of the company's investments in real estate, aviation and general equipment. He was also responsible for overall corporate control. From 1986 until joining the Company in 1988, Mr. Troyna was Chairman and Chief Executive Officer of Chigwell Properties Ltd., a United Kingdom real estate company. From 1989 to 1992 he took a leave of absence from the Company. During his three year absence from the Company, Mr. Troyna acted as a financial and real estate consultant to a number of private and public companies in the United Kingdom.

         Leonard I. Fields has been a Director of the Company and a Director of FAS since January 1992. At various times since 1985, he has served in other capacities for the Company and its subsidiaries. Mr. Fields has a B.S. degree in Engineering, and has over 40 years of management and sales experience in the industrial supply field. He was a founder of Union Industrial Supply in 1953 and for thirty years was Executive Vice President of that company responsible for all day to day operations. Under his guidance, that company grew to yearly sales in excess of $5,000,000. Leonard Fields is the father of Alan Fields.

         Carlos Sedillo has been Secretary and a Director of the Company and a Director of FAS since 1987. Mr. Sedillo is an attorney and has an LLM in taxation law. He has practiced law for 31 years and specializes in business and tax matters. From 1987 until the present, he has served as General Counsel of the Company. From 1963 until 1974, Mr. Sedillo was President of Stewart Title and Trust Company. This firm, which was sold in 1974, provided title insurance services to clients in five states. From 1980 until 1984 Mr. Sedillo was associated with Alan Fields in the operation of Savers Tax Service, AFA Datashare Services and Alan Fields and Associates. From August 1989 to January 1992, he was the Secretary and a member of the Board of Directors of Quantum Microsystems, a company engaged in the retail sales of computer hardware and software. From 1989 until 1993, Mr. Sedillo was also an officer and a member of the Board of Directors of Aerobit International, Inc., a manufacturer of oil well drill bits, and of Graphic Arts Personnel, a personnel company specializing in temporary help for the printing industry.

         Neil E. O'Hara is a Vice-President of the Company and has concentrated on marketing and sales of the Company. Mr. O'Hara has over 18 years of management experience in aerospace. He graduated from Adelphi University in 1976 with a Bachelor of Science degree. Mr. O'Hara worked eight years for American Airlines, rising to the position of Senior Manager of Purchasing and Material. In that position he oversaw all purchases of interior class I equipment. He then spent eight years at Weber Aircraft, where at various times he held the positions of Manager of Marketing & Sales, Manager of New Product Development, and finally Director of Customer Services and Program Management. While in that position, Mr. O'Hara was responsible for all spare parts sales and pricing and had total management control over new programs and new product development. At the Company, he is using his experience and contacts to expand the brokerage, distributorship and consignment programs.



                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company between January 1, 1996 and December 31, 1996, on year-end reports furnished to the Company after December 31, 1996 and on representations that no other reports were required, the Company has determined that during the last fiscal year all applicable 16(a) filing requirements were met except as follows:

         McDonnell Douglas Corporation filed a Form 3 on May 31, 1996, reporting a beneficial ownership in the Company. The Form 3 should have been filed on or before April 27, 1996.

         Alan Fields filed a Form 4 on August 12, 1996, reporting the purchase of 100 Common Shares of the Company during July 1996. The Form 4 should have been filed on or before August 10, 1996.

ITEM 10.     SUMMARY COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three full fiscal years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary and bonus for the year 1996 exceeded $100,000 (the "Named Executive Officers").

                                            Summary Compensation Table

                                  Annual Compensation                                     Long-Term Compensation Awards

                                                                                                            Securities
                                                                                          Restricted        Underlying
Name and Principal                                                    Other Annual        Stock             Stock        [All Other
Position               Year       Salary($)        Bonus($)           Compensation($)     Awards($)         Options(#) Compensation]

Peter Frohlich         1996(1)    $130,000         $12,500                                  --                --
Chairman and CEO       1995       $130,000           --                                     --              19,800(2)
                       1994       $130,000(3)      $28,000(4)                             $3,750(5)           --


Alan M. Fields         1996(1)    $130,000         $12,500            $2,800                --                --
President              1995       $130,000           --               $2,800                --              19,800(2)
                       1994       $130,000(6)      $28,000(4)(7)      $2,800              $3,750(5)(7)        --


Lawrence J. Troyna     1996(1)    $130,000         $12,500                                  --                --
Chief Financial        1995       $130,000           --                                     --              19,800(2)
Officer                1994       $130,000(3)      $28,000(4)                             $3,750(5)           --


Neil O'Hara            1996(8)    $ 83,252         $24,838            $6,000                --                --
Vice President         1995       $ 78,000         $23,625            $6,000                --              7,125(2)
                       1994       $ 78,000         $27,662            $6,000              $  500(9)


(1) Does not include $15,773 paid to Mr. Fields in 1996 and $2,500 paid to each of Mr. Frohlich and Mr. Troyna in 1996 for amounts earned in 1995. Does include salary of $7,500 earned by Mr. Fields in 1996 and $10,000 earned by each of Mr. Frohlich and Mr. Troyna in 1996, which will be paid in 1997. In addition, $10,000 bonus to each of the Current Executive Officers (as defined below) was earned in 1996 but will be paid in 1997. Does not include options to acquire 30,000 Common Shares at $6.25 per share granted in April 1997 to each of the Current Executive Officers which are not qualified stock options for federal tax purposes.

(2) Represents options granted pursuant to a Management Stock Option Plan, which is not a qualified stock option plan for federal tax purposes or purposes of Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act").

(3) Reflects fees paid under the Consulting Agreements between the Company and certain Named Executive Officers prior to such Named Executive Officers being employed by the Company.

(4) Represents bonus awarded in 1994, of which $20,000 was paid in 1994 and $8,000 was paid in 1995.

(5) Represents 15,000 shares awarded (after taking into account the 50 for 1 reverse stock split approved March 29, 1995). Based on a valuation of $.25 per share or a total value of approximately $3,750 for each award. At December 31, 1996, based on the closing market price of $4.75 per share, such shares had a total value of $71,250 for each award. These stock awards are fully vested.

(6) Reflects fees paid to Brimat International, Inc. pursuant to a Consulting Agreement prior to January 1, 1995. Alan Fields, President of the Company, is President of Brimat International, Inc., which is owned solely by his father, Leonard Fields.

(7) Paid or awarded to Alan Fields, individually, for services rendered in his capacity as President of Brimat International, Inc.

(8) Includes $5,000 bonus earned in 1996 but paid in 1997. Does not include options to acquire 4,000 Common Shares at $6.25 per share granted in April 1997, which are not qualified stock options for federal tax purposes.

(9) Represents 2,000 shares awarded (after taking into account the 50 for 1 reverse stock split approved March 29, 1995). Based on a valuation of $.25 per share or a total value of approximately $500. At December 31, 1996, based on the closing market price of $4.75 per share, such shares had a total value of $9,500. These stock awards are fully vested.

         The Company through FAS has a 401(k) plan and a retirement trust but no other retirement, pension or profit sharing plans for the benefit of the Company's officers, directors and employees. Each of the 401(k) plan and the retirement trust are defined contribution plans. The Company may, at its discretion, make matching contributions to the 401(k) plan. However, to date, no matching contributions have been made and the Company does not anticipate making any matching contributions until the Company achieves profitability. The Company does provide health insurance and life and disability insurance for its employees. The board of directors may recommend and adopt additional programs in the future for the benefit of officers, directors and employees.

Long-Term Incentive Plan Awards and Option Grants in Fiscal Year 1996

         The Company has no long-term incentive plan. No options were granted in fiscal year 1996.

Aggregated Option Exercises and Year-End Option Values in 1996

         The following table summarizes for the Named Executive Officers of the Company the number of stock options, if any, exercised during Fiscal Year 1996, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 1996 and the aggregate dollar value of in-the-money unexercised options, if any, held at December 31, 1995. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at December 31, 1996 is the difference between its exercise price and the fair market value of the underlying stock on December 31, 1996. The underlying options have not been and, may never be exercised; and actual gains, if any, on exercise will depend on the value of the Common Shares on the actual date of exercise. There can be no assurance that these values will be realized. See "-Stock Option Plan" below for a description of the terms of the options.

                                  Aggregate Option Exercises in Fiscal Year 1996
                                            and Year-End Option Values


                                                          Number of Unexercised Options at      Value of Unexercised In-The-Money
                                                                      12/31/96                        Options at 12/31/96(1)


                       Shares                Value
        Name           Acquired           Realized($)     # Exercisable      Unexercisable        Exercisable         Unexercisable
                       on Exercise(#)

Peter Frohlich              None              N/A             None              19,800                N/A               $34,650

Lawrence J. Troyna          None              N/A             None              19,800                N/A                34,650

Alan M. Fields              None              N/A             None              19,800                N/A                34,650

Neil O'Hara                 None              N/A             None              7,125                 N/A                12,469


(1) The closing bid price of the Common Shares on December 31, 1996 was $4.75. The exercise price of the options is $3.00.

Director Compensation

         Except as specifically provided herein, board members receive no fees for serving as members of the board of directors. However, board members may be reimbursed their expenses incurred in attending board meetings and the board of directors may in the future decide to pay directors' fees.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements.

         Effective January 1, 1995, the Board of Directors authorized the Company to enter into one-year Employment Agreements with each of Peter Frohlich, Lawrence Troyna and Alan Fields (the "Current Executive Officers"), which are automatically renewable for additional one-year periods unless terminated by the executive officer or the Company at the end of the then current term. The terms of employment provide for a base salary to each of the Current Executive Officers of $143,000, which includes $13,000 payable only out of and to the extent of profits of the Company and not paid in 1995. In addition, the Current Executive Officers were entitled to bonuses in calendar year 1995 of $41,800 payable only in the event that the Company achieved the minimum financial covenants established by the Company's principal lender. Since the minimum financial covenants were not achieved, these bonuses were not earned in 1995. In May, 1995, each of the Current Executive Officers, in an effort to assist the Company with its financial condition, agreed to waive their salary for that month. The waived salary was paid later in the form of a bonus for 1995. The Current Executive Officers have been employed on these terms since January 1, 1995. However, formal employment agreements have not been executed by either the Company or any of its Current Executive Officers. The parties have agreed that the written consulting agreements between each Current Executive Officer and the Company, to the extent not inconsistent with the terms described in this paragraph, will document the terms of employment. The Company employed the Current Executive Officers on the same terms for 1996, except that the annual base salary was set at $157,300 with $27,300 payable only out of and to the extent of profits of the Company for 1996. Since the Company did not have profits in 1996, the $27,300 was not earned. However, a bonus equal to one-week's base salary was paid. In addition, the Current Executive Officers were entitled to bonuses in 1996 of $41,800 payable only in the event the Company achieves the minimum financial covenants established by the Company's principal lender. Since the minimum financial covenants were not achieved, these bonuses were not earned in 1996. However, the Current Executive Officers were awarded a bonus of $10,000 for their services in 1996, which will be paid in 1997. Effective November 29, 1995, the Current Executive Officers were each awarded an option to acquire 19,800 common shares of the Company at a purchase price of $3.00 per share pursuant to the Management Plan described above. The Company has employed the Current Executive Officers on the same terms as set forth above, except that the annual base salary will be set at $157,000, with $17,000 payable only out of and to the extent of profits of the Company for 1997 and a one week bonus equal to one-week's base salary. To the extent that the Company has pretax net income in 1997, each of the Current Executive Officers will be entitled to a bonus equal to 6.67% of pretax net income, up to a maximum of $41,800 each. Each Current Executive Officer is also entitled to one-year's base salary if he is terminated for any reason other than cause. In April 1997, each of the Current Executive Officers was granted an option to acquire up to 30,000 Common Shares at $6.25 per share.

         The Company has not entered into any currently effective employment agreements other than the employment agreements described above.

Insider Participation in Compensation Decisions

         The Company has no compensation committee. Compensation decisions are made by the Board of Directors. Each of the Current Executive Officers is a member of the Board of Directors and participates in compensation decisions.

Stock Options Plan

         Effective November 29, 1995, the Company adopted a Management Stock Option Plan ("Management Plan") and an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, the Company has issued options to five individuals involved in the management of the Company to acquire up to 69,025 Common Shares of the Company at a purchase price of $3.00 per share subject to vesting requirements, which includes the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The options must vest by November 1998 and must be exercised within three years of vesting. None of the options have vested. Pursuant to the Employee Plan, the Company has issued options to acquire 13,500 Common Shares of the Company to 20 employees of the Company at a purchase price of $3.00 per share subject to vesting requirements, which include the Company obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. The options must vest by November 1998 and must be exercised within two years of vesting. None of the options have vested. Neither the Management Plan or the Employee Plan provide for any further options to be issued. In addition, neither the Management Plan or the Employee Plan is qualified for federal tax purposes or for purposes of Section 16 of the Securities Exchange Act of 1934.

         Other than the 1997 Stock Option Plan described below, the Company has not adopted any other incentive stock option or stock award plan. No options were granted by the Company to any of its officers, directors or employees during fiscal years 1994 and 1996. However, the Company has in the past paid bonuses to certain key employees through grants of Common Shares. During calendar year 1994, the Company granted approximately 61,120 Common Shares to key employees of or consultants to the Company as bonus compensation. (3,056,002 shares prior to the 50 to 1 reverse stock split approved March 29, 1995.)

         On April 2, 1997, the Board of Directors cancelled the 1997 Stock Option Plan that was previously approved by the board subject to shareholder approval. On that same date, the Board of Directors authorized and granted stock options to key executives (including the Current Executive Officers) and directors providing for options to acquire an aggregate of 100,000 Common Shares at a price of $6.25 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following  table sets forth the  ownership of the Company's  Common
Shares by each person who owned of record, or was known to own beneficially, more than 5% as of April 23, 1997. As of April 23, 1997, there were 1,877,112 Common Shares and no preferred shares outstanding. There are options and warrants to acquire 419,665 Common Shares from the Company currently outstanding. The table also sets forth the present holdings of Common Shares by all officers and directors, individually and as a group.

Names and Addresses                             Number of Common    Percent of
Principal Shareholders                            Shares Owned*      Class**

McDonnell Douglas Corporation                         564,194        30.06%
P.O. Box 516
McDonnell Blvd. at Airport Road
St. Louis, MO  63166-0516

Keusch & Merlo Invest A.G.                            155,400          8.28
Bahnhofplatz 2
CH-8023 Zurich
Switzerland

James A., Jr. and Jeanette Duffield                   110,500          5.89
2640 West 10th Place
Tempe, AZ  85281


Peter Frohlich (1),(2)                                 54,927          2.93
128 Mount Street
London W1Y5HA, U.K.

Alan M. Fields (1),(3)                                 68,052          3.62
341 "A" Street
Fillmore, CA  93015-1931

Lawrence J. Troyna (1),(4)                             56,926          3.03
128 Mount Street
London W1Y5HA, U.K.

Leonard I. Fields (5)                                  30,745          1.64
341 "A" Street
Fillmore, CA  93015-1931

Carlos Sedillo (1),(6)                                 13,722           ***
341 "A" Street
Fillmore, CA  93015-1931

Neil E. O'Hara (7)                                      8,001           ***
341 "A" Street
Fillmore, CA  93015-1931

All officers and directors as a group                 232,373         12.37
(6 persons)


* All shares are held beneficially and of record and each shareholder has sole voting and investment power unless otherwise noted. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the record date upon the exercise of options.

** Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and exercisable in such period have been exercised.

***      Less than 1%.

(1)      Officer and Director of the Company

(2) Includes 9,927 shares held by Mr. Frohlich's spouse, Sylvia Frohlich and 10,000 shares held in the name of a nominee for Mr. Frohlich's benefit. In addition, Mr. Frohlich has an option to acquire 19,800 shares subject to vesting requirements, which includes the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. Vesting of the options may be accelerated in the event of certain changes of control of the Company. The option must vest by November 1998 and must be exercised within three years of vesting. Mr. Frohlich was also granted in April 1997 an option to acquire 30,000 Common Shares at a price of $6.25 per share.

(3) Includes 12,000 shares owned by Alan Fields' spouse, Nancy Fields. Does not include (a) 13,488 shares owned by Alan Fields's children through a trust created and funded by Leonard Fields and (b) approximately 47,154 shares owned by relatives of Alan Fields, including his father Leonard Fields, a director of the company, and the estate of his uncle George Fields, who was a former director of the Company. In addition, Alan Fields has an option to acquire 19,800 shares subject to vesting requirements, which includes the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. Vesting of the options may be accelerated in the event of certain changes of control of the Company. The option must vest by November 1998 and must be exercised within three years of vesting. Mr. Fields was also granted in April 1997 an option to acquire 30,000 Common Shares at a price of $6.25 per share.

(4) Includes 10,000 share owned by Mr. Troyna's spouse, Susan Troyna, and 10,000 shares held in the name of a nominee for Mr. Troyna's benefit. In addition, Mr. Troyna has an option to acquire 19,800 shares subject to vesting requirements, which includes the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. Vesting of the options may be accelerated in the event of certain changes of control of the Company. The option must vest by November 1998 and must be exercised within three years of vesting. Mr. Troyna was also granted in April 1997 an option to acquire 30,000 Common Shares at a price of $6.25 per share.

(5) Leonard Fields is a director of the Company. Includes 13,488 shares owned by Alan Fields's children through a trust created and funded by Leonard Fields. Mr. Fields disclaims beneficial ownership of such shares. Does not include approximately 155,817 shares owned by relatives of Leonard Fields, including his son Alan Fields, an officer and director of the Company, and the estate of his brother George Fields, who was a former director of the Company.

(6)      Includes 11,722 shares owned by an affiliated entity.

(7) In addition, Mr. O'Hara has an option to acquire 7,125 shares subject to vesting requirements, which includes the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. Vesting of the options may be accelerated in the event of certain changes of control of the Company. The option must vest by November 1998 and must be exercised within three years of vesting. Mr. O'Hara was also granted in April 1997 an option to acquire 4,000 Common Shares at a price of $6.25 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Except as set forth below, the Company has not entered into any transactions with officers and directors of the Company or their affiliates that may involve conflicts of interest or were other than arms' length transactions.

         During 1994, the Company was a party to a Consulting Agreement with Brimat International, Inc., Lawrence Troyna and Peter Frohlich. Pursuant to the agreement, an annual amount of approximately $130,000 was paid in consulting fees by the Company to each of Brimat International, Inc., Lawrence Troyna and Peter Frohlich during that fiscal year. Alan Fields, the President of the Company is also President of Brimat International, Inc., which is owned by his father, Leonard Fields. The Consulting Agreements between the Company and Lawrence Troyna, Peter Frohlich and Brimat, Inc. were terminated effective January 1, 1995 at which time the Company authorized employment agreements with each of Lawrence Troyna, Peter Frohlich and Alan Fields. In addition, Alan Fields, Lawrence Troyna and Peter Frohlich received stock and cash bonuses in connection with the Consulting Agreements. See "Management Compensation."

         The Company paid approximately $27,700, $40,650 and $32,533(based on an estimated average conversion rate of $1.60 to each British Pound) during calendar years 1994, 1995 and 1996, respectively to Belgravia Financial Services Limited for rent, telephone and medical insurance expenses in connection with a sales office in London, England during 1994, 1995 and 1996. Amounts paid to Belgravia Financial Services Limited represent its actual costs, except that Belgravia Financial Services Limited pays a portion of rent expenses in London without reimbursement from the Company. Peter Frohlich and Lawrence Troyna are officers, directors and shareholders of Belgravia Financial Services Limited.

         During the three most recent full fiscal years, the Company has paid legal fees in the aggregate of approximately $64,000 to Carlos Sedillo. An additional $8,000 is owed to Mr. Sedillo for 1996 services but has not yet been paid. Mr. Sedillo serves as General Counsel and Secretary of the Company is also is a director of the Company. In April 1997, the Company granted Mr. Sedillo an option to acquire 2,000 Common Shares of the Company.



ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Index to Exhibits

The following documents are included as exhibits.


  SEC    Exhibit                                                      Sequential
 Number  Number   Description                                        Page Number

   3      3.1     Articles of Incorporation, as amended                      *

   3      3.2     By-laws, as amended                                        *

   4      4.1     Form of Warrant Agreement (Regulation S
                  Private Placement)

   4     4.2      Form of Option Agreement to NationsCredit
                  Commercial Funding

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
                  November 20, 1995                                         **

  10    10.5      Second Amendment to Credit Agreement, dated             ****
                  February 19, 1996

  10    10.6      Third Amendment to Credit Agreement, dated              ****
                  June 30, 1996.

  10    10.7      Fourth Amendment to Credit Agreement, dated             ****
                  August 1996

  10    10.8      Fifth Amendment to Credit Agreement, dated              ****
                  January 1, 1997

  10    10.9      Sixth Amendment to Credit Agreement, dated              ****
                  February 1, 1997

  10    10.10     Seventh Amendment to Credit Agreement, dated            ****
                  March 1, 1997

  10    10.11     Eighth Amendment to Credit Agreement, dated
                  March 1997

  10    10.12     Management Stock Option Plan                             ***

  10    10.13     Employee Stock Option Plan                               ***

  10    10.14     Loan Agreement between Fields Aircraft Spares
                  Incorporated and NationsCredit Commercial Funding, dated April 18, 1997

  10    10.15     Loan Agreement between Fields Aero Management, Inc.
                  and NationsCredit Commercial Funding, dated
                  April 18, 1997

  11    11.1      Statement re: Computation of Per Share Earnings         ****

  21    21.1      Subsidiaries of Registrant                              ****

  27    27.1      Financial Data Schedule                                 ****


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

**** This exhibit is incorporated herein by reference to the exhibits filed with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, filed on March 31, 1997.

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

Dated:  April 29, 1997

                                  FIELDS AIRCRAFT SPARES, INC.

                                  By /s/ Alan M. Fields
                                    --------------------
                                     Alan M. Fields
                                     President