Form 10QSB
period 1997-03-31
FIELDS AIRCRAFT SPARES INC
filed 1997-05-15
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ___________________________________________

                         Commission file number 0-27100

                          FIELDS AIRCRAFT SPARES, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                         95-4218263
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                         Identification No.)

                2251-A Ward Avenue, Simi Valley, California 93005
                    (Address of principal executive offices)

                                 (805) 583-0080
                (Issuer's telephone number, including area code)

               ---------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Stock                                 Amount Outstanding

$.05 par value Common Shares                      1,877,112 Common Shares
                                                     at April 23, 1997

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes [ ] No [X]

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                               Page No.

Part I - Financial Information

    Item 1.  Consolidated Financial Statements

         Balance Sheet...........................................3
         Statement of Operations.................................4
         Statement of Cash Flows.................................5
         Statement of Shareholders' Equity.......................6
         Notes to Financial Statements...........................7


    Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.............................................16


Part II. - Other Information

    Item 1.  Legal Proceedings..................................20
    Item 2.  Changes in Securities..............................20
    Item 3.  Defaults upon Senior Securities....................20
    Item 4.  Submission of Matters to a Vote
                     of Security Holders........................20
    Item 5.  Other Information..................................20
    Item 6.  Exhibits and Reports on Form 8-K...................20

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                                        1997                   1996
                                                                                        ----                   ----
 CURRENT ASSETS:
      Cash                                                                      $    132,000           $     88,000
      Accounts receivable, less allowance for doubtful
          accounts of $100,000 in 1997 and $50,000 in
          1996                                                                     1,378,000              1,507,000
      Inventory                                                                    8,397,000              8,108,000
      Prepaid expenses                                                               130,000                149,000
                                                                                ------------           ------------
                  Total current assets                                          $ 10,037,000           $  9,852,000
                                                                                ------------           ------------

 LAND, BUILDING AND EQUIPMENT:
      Land                                                                      $    210,000           $    210,000
      Building and building improvements                                           1,061,000              1,061,000
      Furniture and equipment                                                        549,000                548,000
                                                                                ------------           ------------
                  Totals                                                        $  1,820,000           $  1,819,000
      Less accumulated depreciation and amortization                                 765,000                734,000
                                                                                ------------           ------------
                      Land, building and equipment, net                         $  1,055,000           $  1,085,000
                                                                                ------------           ------------

   OTHER ASSETS:
      Debt issuance costs, net of accumulated
           amortization                                                         $    185,000           $    300,000
      Other assets                                                                   213,000                262,000
                                                                                ------------           ------------
                    Total other assets                                          $    398,000           $    562,000
                                                                                ------------           ------------
                        Total assets                                            $ 11,490,000           $ 11,499,000
                                                                                ============           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

   CURRENT LIABILITIES:
      Accounts payable                                                          $  1,390,000           $    864,000
        Other accrued liabilities                                                    573,000                230,000
        Income taxes payable                                                           1,000                  1,000
        Current portion of notes payable                                             324,000              6,323,000
                                                                                ------------           ------------
                    Total current liabilities                                   $  2,288,000           $  7,418,000
                                                                                ------------           ------------

   LONG-TERM LIABILITIES                                                        $  6,143,000           $    268,000
                                                                                ------------           ------------
   SHAREHOLDERS' EQUITY:
        Common stock                                                            $    313,000           $    312,000
        Additional paid-in capital                                                 4,964,000              5,065,000
        Retained deficit                                                          (2,218,000)            (1,564,000)
                                                                                ------------           ------------
                    Total shareholders' equity                                  $  3,059,000           $  3,813,000
                                                                                ------------           ------------
                        Total liabilities and shareholders'
                           equity                                               $ 11,490,000           $ 11,499,000
                                                                                ============           ============

                                       3

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31.1997 AND 1996




                                                               1997                    1996
                                                               ----                    ----
        SALES                                           $ 2,089,000             $ 1,360,000

        COST OF SALES                                     1,235,000                 615,000
                                                        -----------             -----------
        GROSS PROFIT                                    $   854,000             $   745,000

        OPERATING EXPENSES                                  844,000                 777,000
                                                        -----------             -----------
        INCOME (LOSS) FROM OPERATIONS                   $    10,000             $   (32,000)
                                                        -----------             -----------
        OTHER EXPENSE (INCOME):,
           Casualty gain                                $      -                $  (653,000)
           Interest expense, net                            664,000                 306,000
                                                        -----------             -----------
                      Total other expense (income)      $   664,000             $  (347,000)
                                                        -----------             -----------
          (LOSS) INCOME BEFORE PROVISION FOR
             INCOME TAXES                               $  (654,000)            $   315,000

          PROVISION FOR INCOME TAXES                           -                      3,000
                                                        -----------             -----------
          NET (LOSS) INCOME                             $  (654,000)            $   312,000
                                                        ===========             ===========
          NET (LOSS) INCOME PER SHARE                   $      (.29)            $       .21
                                                        ===========             ===========

                                       4

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                              1997                     1996
                                                                              ----                     ----
    CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income                                            $  (654,000)             $   312,000

          Adjustments to  reconcile  net (loss)  income to net cash  provided by
             (used in) operating activities:
          Depreciation and amortization                                     31,000                   31,000
          Amortization of debt issuance costs                              230,000                   48,000
          Decrease (increase) in accounts receivable                       129,000                 (513,000)
          Increase in inventory                                           (289,000)                (171,000)
          Decrease in prepaid expenses                                      19,000                    2,000
          Increase in other assets                                                                  (38,000)
          Increase in accounts payable                                     526,000                  171,000
          Increase in other accrued liabilities                            343,000                   71,000
                                                                       -----------               ----------
             Net cash provided by (used in) operating activities       $   335,000               $  (87,000)
                                                                       -----------               ----------
      CASH FLOWS FROM INVESTING ACTIVITIES:

          Purchase of equipment                                        $    (1,000)              $   (3,000)
                                                                       -----------               ----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
           Net (payments) borrowings on line of credit                 $   (89,000)              $   75,000
           Principal payments on notes payable                             (35,000)                  (8,000)
           Costs associated with issuance of notes payable                (115,000)
           Proceeds from issuance of common stock                           81,000


           Costs associated with the issuance of common stock             (132,000)
                                                                       -----------               ----------
               Net cash (used in) provided by financing activities     $  (290,000)              $   67,000
                                                                       -----------               ----------
      NET INCREASE (DECREASE) IN CASH                                  $    44,000               $  (23,000)

      CASH, December 31, 1996 and 1995                                      88,000                  111,000
                                                                       -----------               ----------
      CASH, March 31, 1997 and 1996                                    $   132,000               $   88,000
                                                                       ===========               ==========

                          FIELDS AIRCRAFT SPARES, INC.
                FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                  UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996



                                 COMMON STOCK
                           ---------------------------
                            NUMBER OF                      ADDITIONAL                          TOTAL
                             SHARES                          PAID-IN        RETAINED       SHAREHOLDERS'
                           OUTSTANDING         AMOUNT        CAPITAL         DEFICIT           EQUITY
                           -----------        --------     -----------      ---------      --------------

BALANCE, December 31, 1995     984,352       $  297,000    $ 1,376,000    $(1,322,000)      $   351,000

Net income                                                                    312,000           312,000
                               -------       ----------    -----------    -----------       -----------

BALANCE, March 31, 1996        984,352       $  297,000    $ 1,376,000    $(1,010,000)      $   663,000
                               =======       ==========    ===========    ===========       ===========

BALANCE, December 31, 1996   1,302,137       $  312,000    $ 5,065,000    $(1,564,000)      $ 3,813,000

Sale of common stock            10,781            1,000       (101,000)                        (100,000)

Net loss                                                                     (654,000)         (654,000)
                             ---------       ----------    -----------    -----------       -----------
BALANCE, March 31, 1997      1,312,918       $  313,000    $ 4,964,000    $(2,218,000)      $ 3,059,000
                             =========       ==========    ===========    ===========       ===========

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


             In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial statements have been included.

1 .   Summary of significant accounting policies

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

             c.        Concentration of sales

             The Group had sales to foreign companies that amounted to 17% and 26.9% of total sales for the three months ended March 31, 1997 and 1996, respectively.

             For the three months ended March 31, 1997, two customers accounted for sales of $273,000 and $135,000. For the three months ended March 31, 1996, one customer accounted for $251,000 of sales.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.        Summary of significant accounting policies (continued)


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

             The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the three months ended March 31, 1997 and 1996 amounted to $31,000 for each period.

             f.        Debt issuance costs

            The debt issuance costs relate to the issuance of the new financing. Amortization of debt issuance costs for the three months ended March 31, 1997 and 1996 amounted to $230,000 and $48,000, respectively.

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

             Earnings per share was computed using 2,249,589 and 1,312,469 shares for the three months ended March 31, 1997 and 1996, respectively.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1 .    Summary of significant accounting policies (continued)

              i.      Income taxes
                      The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, state income taxes, bad debts, inventory, and depreciation.

                    The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities. The income tax effect of the temporary differences as of March 31, 1997 and December 31, 1996 consisted of the following:

                                                            1997         1996
     Deferred tax liability resulting from
         taxable temporary differences for
         accounting for inventory                    $ (314,000)     $ (314,000)
     Deferred tax asset resulting from
         deductible temporary differences
         for allowance for doubtful accounts              4,000          20,000
     Deferred tax asset resulting from
         deductible temporary differences
         for utilization of net operating loss
         carryforwards for income tax purposes        1,920,000       1,344,000
     Valuation allowance resulting from the
         potential nonutilization of net operating
         loss carryforwards for income tax
         purposes                                    (1,610,000)     (1,034,000)
                                                    -----------     -----------
                Total deferred income taxes         $     -         $     -
                                                    ===========     ===========

     j.     Employee benefit plan

            FASC has a 401(k) Plan under Section 401 (k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the three months ended March 31, 1997 and 1996.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

         NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies (continued)

         k.       Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

2.      Shareholders' equity

        FASI has 50,000 shares authorized of its $.001 par value preferred stock. At March 31, 1997 and December 31, 1996, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to 7 convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

        FASI has the following common stock as of March 31, 1997 and December 31, 1996:
                                        1997                1996
                                        ----                ----
           Authorized                 2,000,000          2,000,000
           Issued and outstanding     1,312,918          1,302,137
           Par value                       $.05               $.05

        All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

      In February 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC canceled the debt in exchange for $850,000 plus 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A preferred stock of FASC for 25% of the total outstanding common stock of FASI within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market. The Series A convertible preferred stock carries a liquidation preference of $5,000,000; which, in the event of a liquidation of FASC, should be paid to the holders of the Series A shares.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.         Shareholders' equity (continued)

           On April 17, 1996 the Securities and Exchange Commission ("Commission") notified FASI that it had no further comments on the Form 1O-SB that had been filed with the Commission on October 30, 1995. MDC was notified of such event and accordingly filed a Form 3 and Schedule 13-D with the Commission claiming beneficial ownership in common shares of FASI based on its right to convert Series A convertible preferred stock for 25% of the common stock of FASI on a fully-diluted basis. FASI had stated to the Commission in writing that upon MDC's filing of the Schedule 13-D or similar filing indicating beneficial ownership in FASI, FASI's financial statements would thereafter reflect the acquisition of the minority interest. Accordingly, the financial statements reported the acquisition of the minority interest as additional paid-in capital even though the common shares of FASI have not, and will not, be issued until the Series A preferred shares of FASC have been converted.

           The Series A preferred shares became convertible into common shares of the Company upon the approval of the common shares for quotation and commencement of trading on Nasdaq as a Small Cap Market Security. The Company's common shares began quotation on the Nasdaq Small Cap Market on March 26, 1997. On April 4, 1997 the MDC Series A shares were exchanged by MDC for 564,194 common shares.

           On February 9, 1995, FASC obtained new financing from Norwest Business Credit, Inc., (Norwest). FASC obtained a line of credit in the maximum amount of $1 0,000,000. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral.

           In April, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



2.      Shareholders' equity  (continued)

                In April 1996, the Group reached a final settlement with Its insurance company. Management elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $949,000 was recorded in the financial statements In 1996 as a result of this transaction.

                In 1996, FASI sold 317,785 shares of common stock and 159,000 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance.

                During the three months ended March 31, 1997, FASI sold 10,781 shares of common stock and 5,000 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The costs of underwriting and issuance were $201,000.

                In 1997, FASI issued 32,000 warrants for services rendered for the sale of its common stock. Each warrant allows the holder to purchase one share of common stock for $6.25.


3.      Notes payable

                The notes payable at March 31, 1997 and December 31, 1996 consisted of the following:
                                                          1997             1996
                                                          ----             ----
Line of credit from Norwest, secured by all
  assets of the Group, interest at prime
  plus 8.0% and 7.0% (16.5% and 15.25% at
  March 31, 1997 and December 31, 1996),
  payable monthly                                  $ 6,143,000      $ 6,232,000
Note payable to bank, secured by land and
  building, payable monthly at $2,396 plus
  interest at prime plus 2% (10.5% and 10.25%
  at March 31, 1997 and December 31, 1996),
  due February 1998                                    324,000          331,000
Other notes payable                                      -               28,000
                                                   -----------      -----------
         Total notes payable                       $ 6,467,000      $ 6,591,000
Less current portion                                   324,000        6,323,000
                                                   -----------      -----------
           Notes payable, net of current portion   $ 6,143,000      $   268,000
                                                   ===========      ===========

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.       Notes payable (continued)

             As explained in footnote 2, the obligations to Norwest have been refinanced with NationsCredit as of April 18, 1997. This credit facility enabled the Company to refinance short-term debt on a long-term basis. Accordingly, the borrowings from Norwest have been reclassified as long-term debt.

             Principal payment requirements on all notes payable based on terms explained above are as follows:

               YEAR ENDING
                 MARCH 31,                    AMOUNT
               ------------                 ---------
                   1998                     $  324,000
                   1999                          -
                   2000                      6,143,000
                Thereafter                       -

         Total interest expense for the three months ended March 31, 1997 and 1996 amounted to $664,000 and $306,000, respectively. Total interest paid for the three months ended March 31, 1997 and 1996 amounted to $434,000 and $246,000, respectively.


4.       Provision for income taxes

         The provision for income taxes for the three months ended March 31, consisted of the following:

                                                           1997         1996
          CURRENT:
             State                                     $    -      $   3,000
                                                       ---------   ---------
             Total provision for income taxes          $    -      $   3,000
                                                       =========   =========

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.      Provision for income taxes (continued)

                Total income taxes paid in 1997 and 1996 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

          YEAR ENDING
          DECEMBER 31,                    FEDERAL                   STATE
         -------------                    -------                   -----
               1997                    $                          $814,000
               1998                                                750,000
               1999                                                580,000
               2000                                                126,000
               2001                                                120,000
               2008                       942,000
               2009                     1,161,000
               2010                       255,000
               2011                       240,000


5.       Commitments

                The Group lease a warehouse and office facility under an operating lease. The Minimum lease payments required under operating leases as of March 31, 1997 are as follows:

            YEAR ENDING
            DECEMBER 31,                     AMOUNT
           -------------                     ------
               1997                       $  48,000
               1998                         132,000
               1999                         144,000
               2000                         144,000
               2001                         144,000
         Thereafter                          84,000

                Lease expense for the three months ended March 31, 1997 and 1996 was $34,000 and $24,000, respectively.

6.       Related party transactions

                  The Group leases. a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.

                  In November 1995, FASI issued options to employees to the Group to acquire up to 82,525 common shares of FASI at a purchase price of $3.00 per share subject to certain requirements. The options must vest by November 1998.

                  In April 1997, FASI issued options to employees of the Group to acquire up to 100,000 common shares of FASI at a purchase price of $6.25 per share.


7.       Contingency

                  In the event of the death of a Director or Officer of the Group, the Group is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

         Operations of the Company and its subsidiaries for the three months ended March 31, 1997 generated an income of $10,000 compared to a loss of $32,000 for the comparable period of 1996. The increase in the income for the three-month period is attributable to an increase in sales and the resulting increase in gross profit.

         Sales for the three months ended March 31, 1997 were $2,089,000 compared to $1,360,000 for the comparable period of 1996, an increase of approximately 54%. The increase in sales was due to an increase in distributorship and brokerage sales of 138.7% and a decrease in MDC inventory sales of 35.1%. The increase in distributorship and brokerage sales is expected to continue and the decrease in MDC inventory sales is expected to level off.

         Costs of goods sold for the three-month period ended March 31, 1997 and 1996 were $1,235,000 and $615,000, respectively (approximately 59% and 45% of sales, respectively). The reduction in the gross margin percentage is a result of the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to MDC inventory where margins are larger.

         Operating expenses increased from $777,000 for the three months ended March 31, 1996 to $844,000 for the three months ended March 31, 1997. This was principally attributable to an increase in the provision for doubtful accounts of $50,000.

         During the quarter ended March 31, 1996, the Company recognized a nonrecurring gain of $653,000 in connection with a certain casualty insurance claim. There were no nonrecurring gains in the first quarter of 1997. Interest expense increased from $306,000 to $664,000 for the three month periods ended March 31, 1996 and March 31, 1997 respectively. This was almost entirely attributable to an accelerated amortization of original loan costs and other fees associated with the refinancing of the Company's primary loan with Norwest Business Credit Inc. ("Norwest"). See "Liquidity" below. Of the net loss for the period of $654,000, approximately $340,000 is represented by amortization of loan costs and other fees associated with the repayment of the Norwest loan.

         Although the Company had an increase in earnings from operations of $42,000, the Company, as a result of the foregoing, had a net loss in the three months ended March 31, 1997 of $654,000, as compared to net income of $312,000 for the same period in 1996, a decrease of $966,000.

LIQUIDITY

         At March 31, 1997, the Company had working capital (current assets in excess of current bank debt) of $7,749,000 compared to working capital of $2,434,000 on December 31, 1996. The increase in liquidity is attributable principally to an approximately $5,999,000 decrease in short-term bank debt as a result of the loan from Norwest being refinanced with long-term debt (see discussion of NationsCredit loan below). This increase in liquidity was partially offset by an increase in accounts payable of $564,000 caused by the expansion of the Company's purchases of distributorship inventory to support the increase in sales.

         Operating activities generated $335,000 and used $87,000 of the Company's cash flow for the three months ended March 31, 1997 and March 31, 1996, respectively. The increase in the cash generated for the first three months of 1997 compared to the same period of 1996 was mostly due to an increase in accounts payable and other accrued liabilities.

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 for a three-year term with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares, par value $.05 per share, of the Company (the "Common Shares") at a price of $6.25 per share.

CAPITAL RESOURCES

         The Company's operations to date have been primarily funded through bank loans and vendors deferred purchase note.

         The Company had no commitments of capital resources at March 31, 1997. On February 9, 1995, the Company, through FAS, entered into a line of credit arrangement with Norwest providing for a line of credit in the amount of $10,000,000. At March 31, 1997, approximately $6,143,000 of credit had been extended under the credit line of $10,000,000.

         The Norwest credit line of $10,000,000 was initially divided into two areas: an $8,000,000 inventory line and a $2,000,000 accounts receivable line. Commencing April 1995 the available inventory credit reduced by $100,000 per month. The available accounts receivable credit could increase up to a maximum of $10,000,000 depending on the amount of accounts receivable; however, the total of the inventory line and accounts receivable line could not exceed $10,000,000. The Fourth Amendment reduced the maximum amount outstanding at any time to $6,900,000 with monthly reductions of $250,000 commencing October 1996.

         Subsequent to the year end, the Fifth, Sixth, Seventh and Eighth Amendments to the Credit Agreement were signed which reduced the maximum amount permitted to be outstanding to $6,150,000, $6,100,000, $6,081,000 and
$6,131,000, respectively.

         On February 7, 1995, the Company's wholly owned subsidiary, Fields Aircraft Spares Incorporated ("FAS") owed McDonnell Douglas Corporation ("MDC") $7,658,000. In connection with the Norwest financing, MDC cancelled that debt in exchange for $850,000 in cash and 586,862 shares of Series A Convertible Preferred Stock of FAS.

         During 1996 MDC filed with the Securities and Exchange Commission (the "SEC") a Schedule 13-D evidencing its beneficial ownership in the Company. Accordingly, although the Series A Shares were not converted into Common Shares of the Company prior to December 31, 1996, the December 31, 1996 and March 31, 1997 financial statements have been prepared as if such conversion had occurred and the minority interest was reclassified as additional paid-in capital.

         The Series A Shares became convertible into Common Shares of the Company upon the approval of the Common Shares for quotation and commencement of trading on Nasdaq as a SmallCap Market Security. The Company's Common Shares began quotation on the Nasdaq SmallCap Market beginning March 26, 1997. On April 4, 1997 the MDC Series A Shares were exchanged for 564,194 Common Shares.

         During 1996, the Company began a private placement transaction by means of a private placement memorandum to non-United States persons pursuant to Regulation S of the Securities Act. 164,283 units (the "Units") representing 328,566 Common Shares and warrants to acquire 164,283 Common Shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and March 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. In addition, the placement agent received Warrants to acquire 32,857 Common Shares at $6.25 per share. Etablissement Pour Le Placement Prive, Zurich Switzerland, acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,654,000 at December 31, 1996 and approximately $1,735,000 through March 1997. For financial accounting purposes at March 31, 1997, an additional $182,000 has been offset against the proceeds of the Regulation S offering as additional costs in connection with the issuance of securities.

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

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

Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-QSB constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain future financing may be adversely affected by its past technical defaults on its debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, and (v) growth or lack of growth of the airline industry.

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  None

         ITEM 2.  CHANGES IN SECURITIES.

                  On March 27, 1997, the Board of Directors of the Company (the "Board") approved a stock option plan and authorized the issuance of options pursuant to that plan to purchase 100,000 Common Shares to directors, executive officers and certain employees of the Company subject to shareholder approval. On April 2, 1997 that plan and the stock option grants authorized in connection with the plan were cancelled by the Board. On April 2, 1997 the Board authorized stock option contracts (the "Options") to purchase 100,000 Common Shares issued to the same directors, executive officers and employees of the Company. The Options are exercisable for Common Shares at a price of $6.25 per share. Half of the Options are exercisable on April 2, 1998 and the remainder are exercisable April 2, 1999. The Options expire April 2, 2000. The Options are not qualified under any applicable tax laws or regulations. The Options were granted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the "Securities Act") to a limited number of directors, executive officers and employees.

                  On April 4, 1997, MDC exchanged its 586,862 shares of Series A Convertible Preferred Stock of the Company's subsidiary for 564,194 Common Shares of the Company pursuant to the Securities Exchange Agreement between the Company and MDC. Such shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

          TEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

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

                  (b)  Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated February 11, 1997, covering Item 9, Sales of Equity Securities Pursuant to Regulation S.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 14, 1997


                                    FIELDS AIRCRAFT SPARES, INC.



                                    By: /s/ Alan M. Fields
                                        ----------------------------------------
                                        Alan M. Fields, President and Principal
                                        Executive Officer



                                    By: /s/ Lawrence J. Troyna
                                        ----------------------------------------
                                        Lawrence J. Troyna, Principal Financial
                                        Officer