Form 10QSB
period 1997-06-30
FIELDS AIRCRAFT SPARES INC
filed 1997-08-13
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________________________________

                         Commission file number 0-27100


                          FIELDS AIRCRAFT SPARES, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                          95-4218263
-------------------------------                      --------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                       Identification No.)

                2251-A Ward Avenue, Simi Valley, California 93005
               ----------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 583-0080
                --------------------------------------------------
                (Issuer's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Stock                                 Amount Outstanding
-----------------------------                    ---------------------------
$.05 par value Common Shares                      1,892,886 Common Shares
                                                       at July 31, 1997

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes [ ] No [X]

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                                    Page No.

Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                  Balance Sheet.........................................3
                  Statement of Operations...............................4
                  Statement of Cash Flows...............................5
                  Statement of Shareholders' Equity.....................6
                  Notes to Financial Statements.........................7


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations...........................................17


Part II. - Other Information

         Item 1.  Legal Proceedings....................................21
         Item 2.  Changes in Securities................................21
         Item 3.  Defaults upon Senior Securities......................22
         Item 4.  Submission of Matters to a Vote
                   of Security Holders.................................22
         Item 5.  Other Information....................................23
         Item 6.  Exhibits and Reports on Form 8-K.....................23

                                                 FIELDS AIRCRAFT SPARES, INC.
                                        FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                             UNAUDITED CONSOLIDATED BALANCE SHEET
                                           AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

                                                     A S S E T S
                                                                                              1997                    1996
                                                                                              ----                    ----
CURRENT ASSETS:
     Cash                                                                        $         578,000       $          88,000
     Accounts receivable, less allowance for doubtful
         accounts of $100,000 in 1997 and $50,000 in 1996                                1,914,000               1,507,000
     Inventory                                                                           9,214,000               8,108,000
     Prepaid expenses                                                                      230,000                 149,000
                                                                                 -----------------       -----------------
                  Total current assets                                           $      11,936,000       $       9,852,000
                                                                                 -----------------       -----------------

LAND, BUILDING AND EQUIPMENT:
     Land                                                                        $         210,000       $         210,000
     Building and building improvements                                                  1,061,000               1,061,000
     Furniture and equipment                                                               561,000                 548,000
                                                                                 -----------------       -----------------
                  Totals                                                         $       1,832,000       $       1,819,000
     Less accumulated depreciation and amortization                                        794,000                 734,000
                                                                                 -----------------       -----------------
                      Land, building and equipment, net                          $       1,038,000       $       1,085,000
                                                                                 -----------------       -----------------

OTHER ASSETS:
     Debt issuance costs, net of accumulated amortization                        $         401,000       $         300,000
     Other assets                                                                          319,000                 262,000
                                                                                 -----------------       -----------------
                  Total other assets                                             $         720,000       $         562,000
                                                                                 -----------------       -----------------
                      Total assets                                               $      13,694,000       $      11,499,000
                                                                                 =================       =================
                                             LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $       1,407,000       $         864,000
     Other accrued liabilities                                                             292,000                 230,000
     Income taxes payable                                                                    3,000                   1,000
     Current portion of notes payable                                                      405,000               6,323,000
                                                                                 -----------------       -----------------
                  Total current liabilities                                      $       2,107,000       $       7,418,000
                                                                                 -----------------       -----------------

LONG-TERM LIABILITIES                                                            $       8,314,000       $         268,000
                                                                                 -----------------       -----------------

SHAREHOLDERS' EQUITY:
     Common stock                                                                $         341,000       $         312,000
     Additional paid-in capital                                                          5,035,000               5,065,000
     Retained deficit                                                                   (2,103,000)             (1,564,000)
                                                                                 -----------------       -----------------
                  Total shareholders' equity                                     $       3,273,000       $       3,813,000
                                                                                 -----------------       -----------------
                      Total liabilities and shareholders' equity                 $      13,694,000       $      11,499,000
                                                                                 =================       =================

                                              FIELDS AIRCRAFT SPARES, INC.
                                     FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                                      1997                      1996
                                                                                      ----                      ----

SALES                                                                      $     2,941,000          $      1,186,000

COST OF SALES                                                                    1,753,000                   741,000
                                                                           ---------------          ----------------

GROSS PROFIT                                                               $     1,188,000          $        445,000

OPERATING EXPENSES                                                                 793,000                   464,000
                                                                           ---------------          ----------------

INCOME (LOSS) FROM OPERATIONS                                              $       395,000          $        (19,000)
                                                                           ---------------          ----------------

OTHER EXPENSE (INCOME):
    Casualty gain                                                          $        -               $       (256,000)
    Interest expense, net                                                          278,000                   322,000
                                                                           ---------------          ----------------

             Total other expense                                           $       278,000          $         66,000
                                                                           ---------------          ----------------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                           $       117,000          $        (85,000)

PROVISION FOR INCOME TAXES                                                           2,000                   -
                                                                           ---------------          ----------------

NET INCOME (LOSS)                                                          $       115,000          $        (85,000)
                                                                           ===============          ================

NET INCOME (LOSS) PER SHARE (primary)                                      $           .06          $           (.09)
                                                                           ===============          ================

NET INCOME (LOSS) PER SHARE (fully-diluted)                                $           .05          $           (.06)
                                                                           ===============          ================

                                              FIELDS AIRCRAFT SPARES, INC.
                                     FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                      1997                      1996
                                                                                      ----                      ----

SALES                                                                      $     5,030,000          $      2,546,000

COST OF SALES                                                                    2,988,000                 1,356,000
                                                                           ---------------         -----------------

GROSS PROFIT                                                               $     2,042,000          $      1,190,000

OPERATING EXPENSES                                                               1,637,000                 1,241,000
                                                                           ---------------          ----------------

INCOME (LOSS) FROM OPERATIONS                                              $        405,000         $        (51,000)
                                                                           ----------------         ----------------

OTHER EXPENSE (INCOME):
    Casualty gain                                                          $        -               $       (909,000)
    Interest expense, net                                                          942,000                   628,000
                                                                           ---------------          ----------------

             Total other expense (income)                                  $       942,000          $       (281,000)
                                                                           ---------------          ----------------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                                                           $      (537,000)         $        230,000

PROVISION FOR INCOME TAXES                                                           2,000                     3,000
                                                                           ---------------          ----------------

NET (LOSS) INCOME                                                          $      (539,000)         $        227,000
                                                                           ===============          ================

NET (LOSS) INCOME PER SHARE (primary)                                      $          (.28)         $            .23
                                                                           ===============          ================

NET (LOSS) INCOME PER SHARE (fully-diluted)                                $          (.24)         $            .16
                                                                           ===============          ================

                                           FIELDS AIRCRAFT SPARES, INC.
                                  FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                                                             1997                   1996
                                                                                             ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                          $        (539,000)     $         227,000
     Adjustments to reconcile net (loss) income to net
        cash (used in) provided by operating activities:
     Depreciation and amortization                                                         60,000                 60,000
     Amortization of debt issuance costs                                                  369,000                 87,000
     Loss on sale of assets                                                                                       51,000
     (Increase) decrease in accounts receivable                                          (407,000)               350,000
     Increase in inventory                                                             (1,106,000)              (265,000)
     Increase in prepaid expenses                                                         (81,000)                (4,000)
     Increase in other assets                                                             (91,000)              (106,000)
     Increase in accounts payable                                                         543,000                333,000
     Increase in other accrued liabilities                                                 62,000                123,000
     Increase in income taxes payable                                                       2,000
                                                                                -----------------      -----------------

        Net cash (used in) provided by operating
            activities                                                          $      (1,188,000)     $         856,000
                                                                                -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                      $         (13,000)     $          (3,000)
                                                                                -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on line of credit                                             $      (6,232,000)     $        (821,000)
     Principal payments on notes payable                                                  (41,000)              (127,000)
     Borrowings on notes payable                                                        8,401,000                 58,000
     Costs associated with issuance of notes payable                                     (470,000)
     Proceeds from issuance of common stock                                               180,000
     Costs associated with the issuance of common stock                                  (147,000)
                                                                                -----------------      -----------------

        Net cash provided by (used in) financing activities                     $       1,691,000      $        (890,000)
                                                                                -----------------      -----------------

NET INCREASE (DECREASE) IN CASH                                                 $         490,000      $         (37,000)

CASH, December 31, 1996 and 1995                                                           88,000                111,000
                                                                                -----------------      -----------------

CASH, June 30, 1997 and 1996                                                    $         578,000      $          74,000
                                                                                =================      =================

                                                   FIELDS AIRCRAFT SPARES, INC.
                                          FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                            UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                        COMMON SHARES
                                 --------------------------
                                   NUMBER OF                     ADDITIONAL                               TOTAL
                                    SHARES                         PAID-IN          RETAINED          SHAREHOLDERS'
                                  OUTSTANDING       AMOUNT         CAPITAL          DEFICIT              EQUITY
                                 ------------     ----------     -----------     -------------     -----------------
BALANCE, December 31, 1995          984,352       $ 297,000      $ 1,376,000     $ (1,322,000)        $   351,000

Additional paid-in capital                                         2,050,000                            2,050,000

Net income                                                                            227,000             227,000
                                   --------       ---------      -----------     ------------         -----------

BALANCE, June 30, 1996              984,352       $ 297,000      $ 3,426,000     $ (1,095,000)        $ 2,628,000
                                   ========       =========      ===========     ============         ===========



BALANCE, December 31, 1996        1,302,137       $ 312,000      $ 5,065,000     $ (1,564,000)        $ 3,813,000

Issuance of common stock            590,749          29,000          (30,000)                              (1,000)

Net loss                                                                             (539,000)           (539,000)
                                 ----------       ---------      -----------     ------------         -----------

BALANCE, June 30, 1997            1,892,886       $ 341,000      $ 5,035,000     $ (2,103,000)        $ 3,273,000
                                 ==========       =========      ===========     ===========        =============

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

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 17% and 28% of total sales for the six months ended June 30, 1997 and 1996, respectively.

                  For the six months ended June 30, 1997, two customers accounted for sales of $696,000 and $507,000. For the six months ended June 30, 1996, one customer accounted for $273,000 of sales.

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

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the six months ended both June 30, 1997 and 1996 amounted to $60,000.

         f.       Debt issuance costs

                  The debt issuance costs relate to the issuance of the new financing. Amortization of debt issuance costs for the six months ended June 30, 1997 and 1996 amounted to $369,000 and $87,000, respectively.

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

                  Fully diluted earnings per share was computed using 2,280,920 and 1,422,502 shares for the six months ended June 30, 1997 and 1996, respectively.

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

                  The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of June 30, 1997 and December 31, 1996 consisted of the following:

                                                        1997              1996
                                                        ----              ----
    Deferred tax liability resulting from
      taxable temporary differences for
      accounting for inventory                   $  (314,000)     $  (314,000)
    Deferred tax asset resulting from
      deductible temporary differences
      for allowance for doubtful accounts              4,000           20,000
    Deferred tax asset resulting from
      deductible temporary differences
      for utilization of net operating loss
      carryforwards for income tax purposes        2,130,000        1,344,000
    Valuation allowance resulting from the
      potential nonutilization of net operating
      loss carryforwards for income tax
      purposes                                    (1,820,000)      (1,050,000)
                                                 -----------      -----------

             Total deferred income taxes         $    -           $    -
                                                 ===========      ===========

         j.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the six months ended June 30, 1997 and 1996.

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

2.       Shareholders' equity

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At June 30, 1997 and December 31, 1996, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

                  FASI has the following common stock as of June 30, 1997 and December 31, 1996:
                                                  1997               1996
                                                  ----               ----

                  Authorized                 2,000,000          2,000,000
                  Issued and outstanding     1,892,886          1,302,137
                  Par value                       $.05               $.05

                  All of the common shares have equal voting rights. The common shares have no pre-emptive or conversion rights, no redemption or sinking provisions, and are not liable for further call or assessment. Each common share is entitled to share ratably in any assets available for distribution to the common shareholders upon liquidation of the Group.

                  In February 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC canceled the debt in exchange for $850,000 plus 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A preferred stock of FASC for 25% of the total outstanding common stock of FASI within 10 days following the date the common stock is approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market. The Series A convertible preferred stock carried a liquidation preference of $5,000,000; which, in the event of a liquidation of FASC, should be paid to the holders of the Series A shares.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.       Shareholders' equity (continued)

                  The Series A preferred shares became convertible into common shares of the Company upon the approval of the common shares for quotation and commencement of trading on Nasdaq as a Small Cap Market Security. The Company's common shares began quotation on the Nasdaq SmallCap Market on March 26, 1997. On April 4, 1997 the MDC Series A shares were exchanged by MDC for 564,194 common shares.

                  In February 1995, FASC obtained financing from Norwest Business Credit, Inc., (Norwest). FASC obtained a line of credit in the maximum amount of $10,000,000. The line of credit was partially used to pay the note payable to the prior lending bank and to pay $850,000 to MDC. All assets of the Group are pledged as collateral.

                  In April 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

                  In 1996, FASI sold 317,785 shares of common stock and 158,893 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance.

                  In 1997, FASI issued 26,555 shares of common stock and 41,129 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The costs of underwriting and issuance were $147,000.

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

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.       Notes payable

                  The notes payable at June 30, 1997 and December 31, 1996 consisted of the following:

                                                                                             1997               1996
                                                                                             ----               ----
Note payable to NationsCredit, secured by all
    assets of the Group, interest at prime plus 3.0%
    (11.5% at June 30, 1997), payable monthly                                    $      8,314,000  $
Line of credit from Norwest, secured by all assets
    of the Group, interest at prime plus 7.0%
    (15.25% at December 31, 1996), payable monthly                                                         6,232,000
Note payable to bank, secured by land and
    building, payable monthly at $2,396 plus interest
    at prime plus 2% (10.5% and 10.25% at June 30,
    1997 and December 31, 1996), due February 1998                                        318,000            331,000
Other notes payable                                                                        87,000             28,000
                                                                                     ------------       ------------

             Total notes payable                                                 $      8,719,000  $       6,591,000
Less current portion                                                                      405,000          6,323,000
                                                                                      -----------         ----------

                Notes payable, net of current portion                            $      8,314,000  $         268,000
                                                                                       ==========        ===========

       Principal payment requirements on all notes payable based on terms explained above are as follows:


                 YEAR ENDING
                     JUNE 30,                                AMOUNT

                       1998                         $       405,000
                       1999                                    -
                       2000                               8,314,000
                   Thereafter                                  -

         Total interest expense for the six months ended June 30, 1997 and 1996 amounted to $942,000 and $628,000, respectively. Total interest paid for the six months ended June 30, 1997 and 1996 amounted to $573,000 and $424,000, respectively.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.  Provision for income taxes

       The provision for income taxes for the six months ended June 30 consisted of the following:

                                                   1997           1996
                                                   ----           ----
          CURRENT:
             State                             $  2,000       $  3,000
                                               --------       --------

             Total provision for income taxes  $  2,000       $  3,000
                                               ========       ========


                  Total income taxes paid in 1997 and 1996 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:


                  YEAR ENDING
                  DECEMBER 31,                 FEDERAL          STATE

                         1997             $                 $   814,000
                         1998                                   750,000
                         1999                                   580,000
                         2000                                   126,000
                         2001                                   120,000
                         2008                  942,000
                         2009                1,161,000
                         2010                  255,000
                         2011                  240,000
                         2012                  500,000


5.       Commitments

                  The Group leases a warehouse and office facility under an operating lease.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.       Commitments (continued)

The minimum lease payments required under operating leases as of June 30, 1997 are as follows:

                  YEAR ENDING
                  DECEMBER 31,                  AMOUNT

                         1997              $         48,000
                         1998                       132,000
                         1999                       144,000
                         2000                       144,000
                         2001                       144,000
                     Thereafter                      84,000


                  Lease expense for the six months ended June 30, 1997 and 1996 was $45,000 and $48,000, respectively.


6.       Related party transactions

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.


7.       Stock option plans

                  The Group has two stock option plans for its employees.

                  Effective November 29, 1995, FASI adopted a Management Stock Option Plan ("Management Plan") and an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, FASI has issued options to five individuals involved in the management of FASI to acquire up to 69,025 common shares of FASI at a purchase price of $3.00 per share subject to vesting requirements, which includes FASI obtaining

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.       Stock option plans (continued)

sales during a 12-month period of $7,500,000 and an average closing price for FASI's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The options must vest by November 1998 and must be exercised within three years of vesting. Pursuant to the Employee Plan, FASI has issued options to acquire 13,500 common shares of FASI to 20 employees of FASI at a purchase price of $3.00 per share subject to vesting requirements, which include FASI obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. The options must vest by November 1998 and must be exercised within two years of vesting.

                  On April 2, 1997, FASI's 1997 Stock Option Plan was adopted to enable FASI to issue up to 100,000 Common Shares to key employees, directors and consultants at a price of $6.25 per share. Half of the options are exercisable on April 2, 1998 and the rest are exercisable April 2, 1999. The options expire on April 2, 2000.

                  The Company accounts for stock options under the provisions of APB 25. Since the adjustments which would be necessary to show the effect of these options on income under FAS 123 are either indeterminable or immaterial, the information is not included in these financial statements.


8.       Contingency

                  In the event of the death of a Director or Officer of the Group, the Group is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Operations of the Company and its subsidiaries for the three months ended June 30, 1997 generated an income of $395,000 compared to a loss of $19,000 for the comparable period of 1996. The increase in the income for the three-month period is attributable to an increase in sales and the resulting increase in gross profit.

         Sales for the three months ended June 30, 1997 were $2,941,000 compared to $1,186,000 for the comparable period of 1996, an increase of approximately 148%. The Company attributes the increase in sales to the success of its recently introduced after-market aircraft inventory management and supply program. Under this program the Company enters into agreements with aircraft component manufacturers to buy, at negotiated prices, parts used in the repair of aircraft. The Company then enters into arrangements with air carriers and aircraft overhaul facilities to supply these needed parts, using the customer's own maintenance records to forecast demand. Under this program the Company eliminates the need for the air carrier to hold parts inventories, provides timely access to parts to keep aircraft flying and allows the manufacturer more effective scheduling of replacement part production and shipment. The increase in sales included an increase in after-market aircraft inventory management and supply sales and brokerage sales of 154.4% and in McDonnell Douglas Corporation ("MDC") inventory sales of 133.8%.

         Costs of goods sold for the three-month period ended June 30, 1997 and 1996 were $1,753,000 and $741,000, respectively (approximately 60% and 62% of sales, respectively). The change in the gross margin percentage is a result of a change in the product mix of sales as discussed in the previous paragraph.

         Operating expenses increased from $464,000 for the three months ended June 30, 1996 to $793,000 for the three months ended June 30, 1997. This was principally attributable to the increase in sales activity.

         During the quarter ended June 30, 1996, the Company recognized a nonrecurring gain of $256,000 in connection with a certain casualty insurance claim. There were no nonrecurring gains in the second quarter of 1997. Interest expense decreased from $322,000 to $278,000 for the three month periods ended June 30, 1996 and June 30, 1997 respectively. This was attributable to a reduction in interest rate as a result of the refinancing of the Company's primary loan with Norwest Business Credit Inc. ("Norwest"). See "Liquidity" below.

         As a result of the foregoing, the Company had net income in the three months ended June 30, 1997 of $115,000 as compared to net loss of $85,000 for the same period in 1996, an increase of $200,000.

SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

         Operations of the Company and its subsidiaries for the six months ended June 30, 1997 generated an income of $405,000 compared to a loss of $51,000 for the comparable period of 1996. The increase in the income for the six month period is attributable to an increase in sales and the resulting increase in gross profit.

         Sales for the six months ended June 30, 1997 were $5,030,000 compared to $2,546,000 for the comparable period of 1996, an increase of approximately 97.5%. The increase in sales was made up by an increase in after-market aircraft inventory management and supply sales and brokerage sales of 148% and an increase in MDC inventory sales of 17.6%.

         Costs of goods sold for the six month period ended June 30, 1997 and 1996 were $2,988,000 and $1,356,000, respectively (approximately 59% and 53% of sales, respectively). The reduction in the gross margin percentage is a result of a change in the product mix of sales described in the previous paragraph.

         Operating expenses increased from $1,241,000 for the six months ended June 30, 1996 to $1,637,000 for the six months ended June 30, 1997. This was principally attributable to the increase in sales activity.

         During the six months ended June 30, 1996, the Company recognized a nonrecurring gain of $909,000 in connection with a certain casualty insurance claim. There were no nonrecurring gains in the first half of 1997. Interest expense increased from $628,000 to $942,000 for the six month periods ended June 30, 1996 and June 30, 1997 respectively. This was almost entirely attributable to an accelerated amortization of original loan costs and other fees associated with the refinancing of the Company's primary loan with Norwest. See "Liquidity" below. Of the net loss for the period of $539,000, approximately $340,000 is represented by amortization of loan costs and other fees associated with the repayment of the Norwest loan, which was recognized in the first quarter of 1997.

         Although the Company had an increase in current earnings from operations of $456,000, the Company had a net loss in the six months ended June 30, 1997 of $539,000, compared to net income of $227,000 for the same period in 1996, a decrease of $766,000, most of that difference being a result of non-recurring expenses during 1997 and 1996 non-recurring income as described in the prior paragraph.

LIQUIDITY

         At June 30, 1997, the Company had working capital (current assets in excess of current debt) of $9,829,000 compared to working capital of $2,434,000 on December 31, 1996. The increase in liquidity is attributable principally to an approximately $5,918,000 decrease in short-term bank debt as a result of the loan from Norwest being refinanced with long-term debt (see discussion of NationsCredit loan below). During the same period, the Company also had increases in cash of $490,000, accounts receivable of $407,000 and inventories of $1,106,000 made possible by the Company's new long-term credit facility. These increases were partially offset by an increase in accounts payable of $543,000 caused by the expansion of the Company's purchase of distributorship inventory to support the increase in sales.

         Operating activities used $1,188,000 and generated $856,000 of the Company's cash flow for the six months ended June 30, 1997 and June 30, 1996 respectively. The increase in the cash used for the first six months of 1997 compared to the same period of 1996 was mostly due to an increase of $1,106,000 in inventories.

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 for a three-year term with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares, par value $.05 per shares, of the Company (the "Common Shares") at a price of $6.25 per share.

CAPITAL RESOURCES

         On February 9, 1995, the Company's wholly owned subsidiary, Fields Aircraft Spares Incorporated ("FAS"), entered into a line of credit arrangement with Norwest providing for a line of credit in the amount of $10,000,000. At April 18, 1997 when it was refinanced approximately $6,308,000 of credit had been extended under this line.

         On February 7, 1995, FAS owed MDC $7,658,000. In connection with the Norwest financing, MDC cancelled that debt in exchange for $850,000 in cash and 586,862 shares of Series A Convertible Preferred Stock of FAS.

         The Series A Shares became convertible into Common Shares of the Company upon the approval of the Common Shares for quotation and commencement of trading on Nasdaq as a SmallCap Market Security. The Company's Common Shares began quotation on the Nasdaq SmallCap Market beginning March 26, 1997. On April 4, 1997 the MDC Series A Shares were exchanged for 564,194 Common Shares.

         During 1996 the Company began a private placement transaction by means of a private placement memorandum to non-United States persons pursuant to Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). 164,283 Units (the "Units") consisting of 328,566 Common Shares and warrants to acquire 164,283 Common Shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and March 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. In addition, the placement agent received warrants to acquire 32,857 Common Shares at $6.25 per share. Etablissement Pour le Placement Prive, Zurich, Switzerland, acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,735,000 through March 1997. For financial accounting purposes at March 31, 1997 an additional $182,000 has been offset against the proceeds of the Regulation S offering as additional costs in connection with the issuance of securities.

         In June, 1997, the Company also sold 15,774 Common Shares and warrants to acquire 2,881 Common Shares at $6.25 per share, for approximately $98,780 in a private transaction under Regulation S of the Securities Act. The warrants are exercisable at any time prior to the second anniversary of their issuance.

         On April 18, 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997, which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. As of July 31, 1997, $8,251,000 was outstanding under the NationsCredit facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

          The Company will continue to actively seek debt and/or equity capital infusions. The Company intends to use a substantial portion of any additional capital to increase the purchase of distributorship inventory. There is no assurance the Company will be successful in securing additional capital.

Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-QSB constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain future financing may be adversely affected by its past technical defaults on its debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in familiar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, (v) growth or lack of growth of the airline industry, (vi) the price and availability of aircraft parts and other materials, (vii) the Company's ability to maintain existing customer or vendor relationships, (viii) successful execution of the Company's expansion plans and (ix) competitive and pricing pressures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  On April 2, 1997 the Board of Directors of the Company authorized stock option contracts (the "Options") to purchase 100,000 Common Shares issued to certain directors, executive officers and employees of the Company. The Options are exercisable for Common Shares at a price of $6.25 per share. Half of the Options are exercisable on April 2, 1998 and the remainder are exercisable April 2, 1999. The Options expire April 2, 2000. The Options are not qualified under any applicable tax laws or regulations. The Options were granted pursuant to the exemption from registration provided by
                  Section 4(2) of the Securities Act of 1933 (the "Securities Act") to a limited number of directors, executive officers and employees.

                  On April 4, 1997, MDC exchanged its 586,862 shares of Series A Convertible Preferred Stock of the Company's subsidiary for 564,194 Common Shares of the Company pursuant to the Securities Exchange Agreement between the Company and MDC. Such shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

                  On April 18, 1997, the Company issued an option to acquire 40,000 Common Shares at a price of $6.25 per share to
                  NationsCredit Commercial Funding ("NationsCredit") in connection with the closing of the Company's credit facility from NationsCredit. Such shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

                  On or about June 27, 1997, Fields Aircraft Spares, Inc. (the "Company") received and accepted a subscription agreement for the sale of 15,774 common shares of the Company, par value $.05 per share (the "Common Shares") and warrants to acquire 2,881 Common Shares at $6.25 per share (the "Warrants"), for approximately $98,780. The Warrants are exercisable at any time prior to the second anniversary of their issuance. The Securities were sold to Etablissement Pour Le Placement Prive, Zurich Switzerland ("EPP") in reliance on Regulation S of the Securities Act of 1933 ("Regulation S"). EPP has represented to the Company that EPP is an accredited non-US person as defined in Regulation S.

                  EPP acted as the Company's placement agent in connection with a prior Regulation S placement, which concluded in February 1997. In connection with that offering, the Company issued, on or about June 26, 1997, additional warrants to acquire 32,857 Common Shares at $6.25 per share (the "Agent Warrants") pursuant to the terms of the Placement Agent Agreement, dated July 22, 1996, between the Company and EPP, as amended. The Agent Warrants are exercisable at any time prior to the second anniversary of their issuance. The issuance of the Agent Warrants was made in reliance on Regulation S.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held its Annual Meeting of Shareholders on August 7, 1997 (the "Annual Meeting"). At the Annual Meeting, shareholders (i) elected five (5) directors of the Company to serve until the expiration of their respective terms or until their successors are duly elected and qualified; (ii) increased the number of authorized common shares of the Company, par value $.05 per share (the "Common Shares") from 2,000,000 to 5,000,000; (iii) amended the Company's Articles of Incorporation (the "Articles") to provide for staggered terms of directors by dividing the Board of Directors into three groups; (iv) approved the Company's 1997 Stock Option Plan; (v) and ratified the selection by the Board of Directors of Moore Stephens Frazer & Torbet, LLP as the independent auditors of the Company for the 1997 fiscal year.

                  The following list summarizes the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation for each nominee to the board of directors.

================================================================================
                                             Votes Against     Abstentions and
                            Votes For        (or withheld)     Broker Non-Votes
--------------------------------------------------------------------------------
Item 1 - Election of
Directors
--------------------------------------------------------------------------------
Peter Frohlich              1,475,864           113,300
--------------------------------------------------------------------------------
Alan M. Fields              1,475,864           113,300
--------------------------------------------------------------------------------
Lawrence J. Troyna          1,475,864           113,300
--------------------------------------------------------------------------------
Leonard I. Fields           1,475,864           113,300
--------------------------------------------------------------------------------
Mary Sprouse                1,475,864           113,300
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 2 - Increase in          904,228            680,074           4,862
Number of Authorized
Common Shares
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 3 - Amendment to       1,407,416           110,659           71,089
Articles of
Incorporation to
adopt Staggered
Board
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 4 - Approval of          834,966            677,293         76,905
1997 Omnibus
Stock Option Plan
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Item 5 - Ratification of     1,473,232           113,060          2,872
Auditors
================================================================================


ITEM 5.           OTHER INFORMATION.

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           Exhibit 3.1.1    Articles of Amendment

                           Exhibit 3.2.1    Amended and Restated Bylaws

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated June 26, 1997, covering Item 9, Sales of Equity Securities Pursuant to Regulation S of the Securities Act of 1933, as Amended.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 12, 1997


                                        FIELDS AIRCRAFT SPARES, INC.



                                         By:/s/ Alan M. Fields
                                            ---------------------------
                                            Alan M. Fields, President
                                            and Principal Executive Officer



                                          By: /s/ Lawrence J. Troyna
                                             --------------------------
                                             Lawrence J. Troyna, Principal
                                             Financial Officer