Form 10QSB
period 1997-09-30
FIELDS AIRCRAFT SPARES INC
filed 1997-11-14
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _________________________

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

      Class of Stock                               Amount Outstanding
$.05 par value Common Shares                    1,912,886 Common Shares
                                                   at October 14, 1997

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes [ ] No [X]

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                           Balance Sheet...................................3
                           Statement of Operations.........................4
                           Statement of Cash Flows.........................6
                           Statement of Shareholders' Equity...............7
                           Notes to Financial Statements...................8


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.....................................16


Part II. - Other Information

         Item 1.  Legal Proceedings.......................................21
         Item 2.  Changes in Securities...................................21
         Item 3.  Defaults upon Senior Securities.........................22
         Item 4.  Submission of Matters to a Vote
                    of Security Holders...................................22
         Item 5.  Other Information.......................................23
         Item 6.  Exhibits and Reports on Form 8-K........................23


                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   A S S E T S

                                                                                         1997                      1996
                                                                                         ----                      ----
CURRENT ASSETS:
     Cash                                                                        $        9,322,000      $          88,000
     Accounts receivable, less allowance for doubtful
         accounts of $100,000 in 1997 and $50,000 in 1996                                 2,260,000              1,507,000
     Inventory                                                                           10,165,000              8,108,000
     Prepaid expenses                                                                       170,000                149,000
                                                                                 ------------------      -----------------
                  Total current assets                                           $       21,917,000      $       9,852,000
                                                                                 ------------------      -----------------

LAND, BUILDING AND EQUIPMENT:
     Land                                                                        $          210,000      $         210,000
     Building and building improvements                                                   1,065,000              1,061,000
     Furniture and equipment                                                                564,000                548,000
                                                                                 ------------------      -----------------
                  Totals                                                         $        1,839,000      $       1,819,000
     Less accumulated depreciation and amortization                                         825,000                734,000
                                                                                 --------------          -----------------
                      Land, building and equipment, net                          $        1,014,000      $       1,085,000
                                                                                 ------------------      -----------------

OTHER ASSETS:
     Debt issuance costs, net of accumulated amortization                        $        1,591,000      $         300,000
     Other    assets                                                                        547,000                262,000
                                                                                 ------------------      -----------------
                  Total other assets                                             $        2,138,000      $         562,000
                                                                                 ------------------      -----------------
                      Total assets                                               $       25,069,000      $      11,499,000
                                                                                 ==================      =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                            $        1,983,000      $         864,000
     Other accrued liabilities                                                              320,000                230,000
     Income taxes payable                                                                     7,000                  1,000
     Current portion of notes payable                                                       371,000              6,323,000
                                                                                 ------------------      -----------------
                  Total current liabilities                                      $        2,681,000      $       7,418,000
                                                                                 ------------------      -----------------

LONG-TERM LIABILITIES                                                            $       18,779,000      $         268,000
                                                                                 ------------------      -----------------

SHAREHOLDERS' EQUITY:
     Common stock                                                                $          342,000      $        312,000
     Additional paid-in capital                                                           5,207,000             5,065,000
     Retained equity (deficit)                                                           (1,940,000)           (1,564,000)
                                                                                 ------------------      ----------------
                  Total shareholders' equity                                     $        3,609,000      $      3,813,000
                                                                                 ------------------      ----------------
                      Total liabilities and shareholders' equity                 $       25,069,000      $     11,499,000
                                                                                 ==================      ================

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                1997                      1996
                                                                                ----                      ----
SALES                                                                      $     3,414,000          $      1,612,000
COST OF SALES                                                                    2,148,000                   741,000
                                                                           ---------------          ----------------

GROSS PROFIT                                                               $     1,266,000          $        871,000
OPERATING EXPENSES                                                                 791,000                   611,000
                                                                           ---------------          ----------------
INCOME FROM OPERATIONS                                                     $       475,000          $        260,000
                                                                           ---------------          ----------------
 INTEREST EXPENSE, NET                                                     $       307,000          $        341,000
                                                                           ---------------          ----------------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                           $       168,000          $        (81,000)

PROVISION FOR INCOME TAXES                                                           7,000                   -
                                                                           ---------------          ----------------

NET INCOME (LOSS)                                                          $       161,000          $        (81,000)
                                                                           ===============          ================

NET INCOME (LOSS) PER SHARE (fully-diluted basis)                          $           .06          $           (.05)
                                                                           ===============          ================

NET INCOME (LOSS) PER SHARE (primary basis)                                $           .06          $           (.05)
                                                                           ===============          ================

                                            FIELDS AIRCRAFT SPARES, INC.
                                    FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                    UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                  1997                         1996
                                                                                  ----                         ----
SALES                                                                      $       8,444,000        $      4,158,000
COST OF SALES                                                                      5,136,000               2,097,000
                                                                           -----------------        ----------------

GROSS PROFIT                                                               $       3,308,000        $      2,061,000
OPERATING EXPENSES                                                                 2,428,000               1,852,000
                                                                           -----------------        ----------------
INCOME FROM OPERATIONS                                                     $         880,000        $        209,000
                                                                           -----------------        ----------------
OTHER EXPENSE (INCOME):
    Casualty gain                                                          $        -               $       (909,000)
    Interest expense, net                                                          1,249,000                 969,000
                                                                           -----------------        ----------------

          Total other expense                                              $       1,249,000        $         60,000
                                                                           -----------------        ----------------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                                                           $        (369,000)       $        149,000

PROVISION FOR INCOME TAXES                                                             7,000                   3,000
                                                                           -----------------        ----------------

NET (LOSS) INCOME                                                          $        (376,000)       $        146,000
                                                                           =================        ================

NET (LOSS) INCOME PER SHARE (fully-diluted basis)                          $            (.18)       $            .09
                                                                           =================        ================

NET (LOSS) INCOME PER SHARE (primary basis)                                $            (.18)       $            .09
                                                                           =================        ================

                                            FIELDS AIRCRAFT SPARES, INC.
                                   FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                  1997                   1996
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                 $        (376,000)       $       146,000
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
     Depreciation and amortization                                                91,000                 90,000
     Amortization of debt issuance costs                                         410,000                158,000
     Loss on sale of or damage to assets                                                                 51,000
     (Increase) decrease in accounts receivable                                 (753,000)                93,000
     Increase in inventory                                                    (2,057,000)              (344,000)
     Increase in prepaid expenses                                                (21,000)               (12,000)
     Increase in other assets                                                   (138,000)               (74,000)
     Increase in accounts payable                                              1,119,000                281,000
     Increase in other accrued liabilities                                        90,000                117,000
     Increase in income taxes payable                                              6,000
                                                                       -----------------

        Net cash (used in) provided by operating activities            $      (1,629,000)       $       506,000
                                                                       -----------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                             $         (20,000)       $       (14,000)
                                                                       -----------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on line of credit                                    $      (6,232,000)       $      (799,000)
     Principal payments on notes payable                                         (19,000)              (178,000)
     Borrowings on notes payable                                              18,810,000                 58,000
     Costs associated with issuance of notes payable                          (1,881,000)
     Net proceeds from issuance of common stock                                  352,000              1,390,000
     Costs associated with the issuance of common stock                         (147,000)
                                                                       -----------------        ---------------

        Net cash provided by financing activities                      $      10,883,000        $       471,000
                                                                       -----------------        ---------------

NET INCREASE IN CASH                                                   $       9,234,000        $       963,000

CASH, December 31, 1996 and 1995                                                  88,000                111,000
                                                                       -----------------        ---------------

CASH, September 30, 1997 and 1996                                      $       9,322,000        $     1,074,000
                                                                       =================        ===============

                                                             FIELDS AIRCRAFT SPARES, INC.
                                                    FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

                                                      UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY
                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996




                                           COMMON STOCK

                                     NUMBER OF                          ADDITIONAL                         TOTAL
                                       SHARES                            PAID-IN         RETAINED       SHAREHOLDERS'
                                    OUTSTANDING         AMOUNT           CAPITAL         DEFICIT           EQUITY
                                    -----------         ------           -------         -------           ------
BALANCE, December 31, 1995            984,352        $ 297,000       $  1,376,000      $(1,322,000)     $   351,000

Additional paid-in capital                                              2,050,000                         2,050,000

Issuance of Common Stock              264,019           13,000          1,377,000                         1,390,000
Net income                                                                                 146,000          146,000
                                     --------       ----------       ------------      -----------      -----------

BALANCE, September 30, 1996          1,248,371       $ 310,000       $  4,803,000      $(1,176,000)     $ 3,937,000
                                      =======        =========       ============      ===========      ===========


BALANCE, December 31, 1996          1,302,137        $ 312,000       $  5,065,000      $(1,564,000)     $ 3,813,000

Issuance of common stock              605,749           30,000            142,000                           172,000

Net loss                                                                                  (376,000)        (376,000)
                                    ---------        ---------       ------------      -----------      -----------

BALANCE, September 30, 1997         1,907,886        $ 342,000       $  5,207,000      $(1,940,000)     $ 3,609,000
                                    =========        =========       ============      ===========      ===========

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

                  In 1995, Fields Industrial Group, Inc. changed its name to Fields Aircraft Spares, Inc.

                  The Group distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and0 sells parts on a brokerage basis.

         b.       Concentration of credit risk

                  Substantially all of the Group's trade accounts receivables are due from companies in the commercial aviation industry located throughout the United States and internationally. The Group performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses relating to customers in the airline industry have consistently been insignificant and within management's expectations.

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 13% and 26% of total sales for the nine months ended September 30, 1997 and 1996, respectively.

                  For the nine months ended September 30, 1997, two customers accounted for sales of $1,207,000 and $1,063,000. For the nine months ended September 30, 1996, one customer accounted for $287,000 of sales.

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

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the nine months ended September 30, 1997 and 1996 amounted to $91,000 and $90,000, respectively.

         f.       Debt issuance costs

                  Gross debt issuance costs of $1,661,000 less amortization of $70,000 relate to the issuance of new financing. Amortization of debt issuance costs for the nine months ended September 30, 1997 and 1996 amounted to $410,000 and $158,000, respectively. The costs are amortized over the life of the respective loans.

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

                  Fully-diluted earnings per share was computed using 2,118,434 and 1,598,502 shares for the nine months ended September 30, 1997 and 1996, respectively.

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

                  The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of September 30, 1997 and December 31, 1996 consisted of the following:

                                                          1997          1996
                                                          ----          ----
   Deferred tax liability resulting from
     taxable temporary differences for
     accounting for inventory                      $   (314,000)  $   (314,000)
   Deferred tax asset resulting from
     deductible temporary differences
     for allowance for doubtful accounts                  4,000         20,000
   Deferred tax asset resulting from
     deductible temporary differences
     for utilization of net operating loss
     carryforwards for income tax purposes            2,330,000      1,344,000
   Valuation allowance resulting from the
     potential nonutilization of net operating
     loss carryforwards for income tax
     purposes                                        (2,020,000)    (1,050,000)
                                                   ------------   ------------

            Total deferred income taxes            $      -       $      -
                                                   ============   ============

         j.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the nine months ended September 30, 1997 and 1996.

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

2.       Shareholders' equity

                  FASI has  50,000  shares  authorized  of its  $.001  par value preferred stock. At September 30, 1997 and December 31, 1996, there were no shares of preferred stock issued or outstanding. The preferred shares, if issued, may be granted the right to convert into common shares. On liquidation, the preferred shares may be entitled to share in the liquidation proceeds after satisfaction of creditors and prior to any distribution to the common shareholders to the extent of the preference determined by the Board of Directors at the time of issuance.

                  FASI has the following common stock as of September 30, 1997 and December 31, 1996:
                                                     1997            1996
                                                     ----            ----

                  Authorized                      5,000,000        2,000,000
                  Issued and outstanding          1,907,886        1,302,137
                  Par value                            $.05             $.05

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

                  The Company's common shares began quotation on the Nasdaq SmallCap Market on March 26, 1997. On April 4, 1997 the MDC Series A shares were exchanged by MDC for 564,194 common shares of FASI.

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

                  In April 1997, the Company's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3% (see notes payable section). In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

                  In the first six months of 1997, FASI issued 26,555 shares of common stock and 41,129 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The costs of underwriting and issuance were $147,000.

                  In the third quarter of 1997, FASI issued another 15,000 of common stock in association with the issue of $10,000,000 at 8.50% subordinated debentures (see below).


3.       Notes payable

                  The notes  payable at September 30, 1997 and December 31, 1996 consisted of the following:
                                                                   1997               1996
                                                                   ----               ----
Subordinated debenture with fixed interest at 8.50%
    per annum, payable semi-annually                         $     10,000,000  $        -
Note payable to NationsCredit, secured by all
    assets of the Group, interest at prime plus 3.0%
    (11.50% at September 30, 1997), payable monthly                 8,779,000
Line of credit from Norwest, secured by all assets
    of the Group, interest at prime plus 7.0%
    (15.25% at December 31, 1996), payable monthly                   -                 6,232,000
Note payable to bank, secured by land and
    building, payable monthly at $2,396 plus interest
    at prime plus 2% (10.50% and 10.25% at September 30,
    1997 and December 31, 1996), due February 1998                    312,000            331,000
Other notes payable                                                    59,000             28,000
                                                             ----------------  -----------------
             Total notes payable                             $     19,150,000  $       6,591,000
Less current portion                                                  371,000          6,323,000
                                                             ----------------  -----------------

                Notes payable, net of current portion        $     18,779,000  $         268,000
                                                             ================  =================

                                       12

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.         Notes payable (continued)

                  As of September 30, 1997 the Company closed the sale of $10,000,000 principal amount of its 8.50% Subordinated Redeemable Debentures due 2000 issued under an Indenture, dated as of September 30, 1997 between the Company and Establissement Pour le Placement Prive as Trustee. The Securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities which represented to the Company to be accredited non-U.S. persons as defined in Regulation S.

                  The Debenture holders will have a one-time right at any time after December 29, 1997 through September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% of the principal amount of such holder's Debentures into Common Shares, par value $.05 per share of the Company at a conversion price equal to 85% of the average closing price of the Common Shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share. In the event that during any 20-day trading period, the average closing price of the Common Shares equals or exceeds $12.00 per share, the Company may require the conversion of up to 20% of the principal amount of outstanding Debentures at the Conversion Price.

                  The Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after March 31, 1999 at 100% of the principal amount plus accrued interest.

                  Principal payment requirements on all notes payable based on terms explained above are as follows:


                 YEAR ENDING
                SEPTEMBER 30,                             AMOUNT

                       1998                     $        371,000
                       1999                                -
                       2000                           18,779,000
                   Thereafter                              -

                  Total interest expense for the nine months ended September 30, 1997 and 1996 amounted to $793,000 and $969,000, respectively. Total interest paid for the nine months ended September 30, 1997 and 1996 amounted to $786,000 and $695,000, respectively.

4.       Provision for income taxes

                  The provision for income taxes for the nine months ended September 30 consisted of the following:
                                                   1997          1996
                                                   ----          ----
     CURRENT:
        State                                   $   7,000    $   3,000
                                                ---------    ---------

        Total provision for income taxes        $   7,000    $   3,000
                                                =========    =========

                  Total income taxes paid in 1997 and 1996 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

                  YEAR ENDING
                  DECEMBER 31,                     FEDERAL           STATE
                  ------------                     -------           -----

                         1997              $                    $      814,000
                         1998                                          750,000
                         1999                                          580,000
                         2000                                          126,000
                         2001                                          120,000
                         2008                    942,000
                         2009                  1,161,000
                         2010                    255,000
                         2011                    240,000
                         2012                    500,000

5.       Commitments

                  The Group leases a warehouse and office facility under an operating lease. The minimum lease payments required under operating leases as of September 30, 1997 are as follows:

                  YEAR ENDING
                  DECEMBER 31,                          AMOUNT

                         1997                        $         24,000
                         1998                                 132,000
                         1999                                 144,000
                         2000                                 144,000
                         2001                                 144,000
                     Thereafter                                84,000

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.       Commitments (continued)

                  Lease expense for the nine months ended September 30, 1997 and 1996 was $98,000 and $72,000, respectively.

6.       Related party transactions

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.

7.       Stock option plans

                  The Group has two stock option plans for its employees.

                  In November 1995, FASI adopted a Management Stock Option Plan ("Management Plan") and Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, FASI has issued options to five individuals involved in the management of FASI to acquire up to 69,025 common shares of FASI at a purchase price of $3.00 per share subject to vesting requirements, which includes FASI obtaining sales during a 12-month period of $7,500,000 and an average closing price for FASI's Common Shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The options must vest by November 1998 and must be exercised within three years of vesting. Pursuant to the Employee Plan, FASI has issued options to acquire 13,500 common shares of FASI to 20 employees of FASI at a purchase price of $3.00 per share subject to vesting requirements, which include FASI obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. The options must vest by November 1998 and must be exercised within two years of vesting.

                  In April 1997, FASI issued options to employees of the Group to acquire up to 100,000 common shares of FASI at an exercise price of $6.25 per share. Half of the options will vest in April 1998 and the remaining half will vest in April 1999. The options expire in April 2000.

                  On August 7, 1997 FASI issued options to employees of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Company meets the following two conditions; the Company must raise at least $7,500,000 in additional debt or equity capital and the Company must have sales of at least $14,000,000 in any 12-month period. The options must vest by June 30, 1999 and will expire three years after the vesting date.

                          FIELDS AIRCRAFT SPARES, INC.
                 FORMERLY KNOWN AS FIELDS INDUSTRIAL GROUP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.        Stock options plans (continued)

                  On August 28, 1997, FASI issued options to employees of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2000.

                  The Company accounts for stock options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:
                                                         For the nine months
                                                     ended September 30, 1997

          Net loss                  As reported              $(376,000)

                                    Pro forma                $(465,000)

          Primary earnings
             per share              As reported              $    (.18)
                                                             =========

                                    Pro forma                $    (.22)

          Fully diluted earnings
             per share              As reported              $    (.18)
                                                             =========

                                    Pro forma                $    (.22)

                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the April 1997, and August 28, 1997 grants, respectively: risk-free interest rates of 6.4% and 6.0%; expected lives of two years for both grants; and volatility of 82% for both grants.

                  The fair value of the November 1995 option grant was determined to be immaterial. The probability of vesting of the August 7, 1997 option grant is not determinable at this time. Accordingly, the effect of these options on income is not included in the above pro forma amounts.

8.       Contingency

                  In the event of the death of a Director or Officer of the Group, the Group is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.

9.       Casualty gain

                  In April 1996, the Group reached a final settlement with its insurance company. Management elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $949,000 was recorded in the financial statements in 1996 as a result of this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         Operations of the Company and its subsidiaries for the three months ended September 30, 1997 generated income of $475,000 compared to income of $260,000 for the comparable period of 1996. The increase in the income for the three-month period is attributable to an increase in sales and the resulting increase in gross profit.

         Sales for the three months ended September 30, 1997 were $3,414,000 compared to $1,612,000 for the comparable period of 1996, an increase of approximately 111%. The Company attributes the increase in sales to the success of its recently introduced after-market aircraft inventory management and supply program. Under this program the Company enters into agreements with aircraft component manufacturers to buy, at negotiated prices, parts used in the repair of aircraft. The Company then enters into arrangements with air carriers and aircraft overhaul facilities to supply these needed parts, using the customer's own maintenance records to forecast demand. Under this program the Company eliminates the need for the air carrier to hold parts inventories, provides timely access to parts to keep aircraft flying and allows the manufacturer more effective scheduling of replacement part production and shipment. The increase in sales included an increase in after-market aircraft inventory management and supply sales and brokerage sales of 208% offset by a decrease in McDonnell Douglas Corporation ("MDC") inventory sales of 3%.

         Costs of goods sold for the three-month period ended September 30, 1997 and 1996 were $2,148,000 and $741,000, respectively (approximately 63% and 46% of sales, respectively). The decrease in the gross margin percentage is a result of a change in the product mix of sales as discussed in the previous paragraph.

         Operating expenses increased from $611,000 for the three months ended September 30, 1996 to $791,000 for the three months ended September 30, 1997. This was principally attributable to the increase in sales activity.

         Interest expense decreased from $341,000 to $307,000 for the three-month periods ended September 30, 1996 and September 30, 1997 respectively. This was attributable to a reduction in interest rate as a result of the refinancing of the Company's primary loan with Norwest Business Credit Inc. ("Norwest"). See "Liquidity" below.

         As a result of the foregoing, the Company had net income in the three months ended September 30, 1997 of $161,000 as compared to a net loss of $81,000 for the same period in 1996, an increase in income of $242,000.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

         Operations of the Company and its subsidiaries for the nine months ended September 30, 1997 generated income of $880,000 compared to $209,000 for the comparable period of 1996. The increase in the income for the nine-month period is attributable to an increase in sales and the resulting increase in gross profit.

         Sales for the nine months ended September 30, 1997 were $8,444,000 compared to $4,158,000 for the comparable period of 1996, an increase of approximately 103%. The increase in sales was made up by an increase in after-market aircraft inventory management and supply sales and brokerage sales of 169% and an increase in MDC inventory sales of 8%.

         Costs of goods sold for the nine-month period ended September 30, 1997 and 1996 were $5,136,000 and $2,097,000, respectively (approximately 61% and 50% of sales, respectively). The reduction in the gross margin percentage is a result of a change in the product mix of sales.

         Operating expenses increased from $1,852,000 for the nine months ended September 30, 1996 to $2,428,000 for the nine months ended September 30, 1997. This was principally attributable to the increase in sales activity.

         During the nine months ended September 30, 1996, the Company recognized a nonrecurring gain of $909,000 in connection with a certain casualty insurance claim. There were no nonrecurring gains in the first nine months of 1997. Interest expense increased from $969,000 to $1,249,000 for the nine-month periods ended September 30, 1996 and September 30, 1997 respectively. The increase was almost entirely attributable to an accelerated amortization of original loan costs and other fees associated with the refinancing of the Company's primary loan with Norwest. See "Liquidity" below. Of the net loss for the 1997 period of $376,000, approximately $340,000 is represented by amortization of loan costs and other fees associated with the repayment of the Norwest loan, which was recognized in the first quarter of 1997.

         Although the Company had an increase in current earnings from operations of $671,000, the Company had a net loss in the nine months ended September 30, 1997 of $376,000, compared to net income of $146,000 for the same period in 1996, a decrease of $522,000. The net loss for the nine months ended September 30, 1997 was primarily due to the nonrecurring accelerated amortization of loan costs described in the prior paragraph. The difference between the two periods is primarily a result of nonrecurring expenses during 1997 and 1996 nonrecurring income as described in the prior paragraph.

LIQUIDITY

         At September 30, 1997, the Company had working capital (current assets in excess of current debt) of $19,236,000 compared to working capital of $2,434,000 on December 31, 1996. The increase in liquidity is attributable principally to cash received as a result of the Company's offering of $10,000,000 principal amount of 8.5% Subordinated Redeemable Debentures Due 2000 that closed as of September 30, 1997. In addition, the approximately $6,300,000 decrease in short-term bank debt as a result of the loan from Norwest being refinanced with long-term debt (see discussion of NationsCredit loan below) contributed to the increase in liquidity. During the same period, the Company also had increases in accounts receivable of $753,000 and inventories of $2,057,000 made possible by the Company's new long-term credit facility. These increases were partially offset by an increase in accounts payable of $1,119,000 caused by the expansion of the Company's purchase of distributorship inventory to support the increase in sales.

         Operating activities used $1,629,000 and generated $506,000 of the Company's cash flow for the nine months ended September 30, 1997 and September 30, 1996 respectively. The increase in the cash used for the first nine months of 1997 compared to the same period of 1996 was mostly a result of an increase of $2,057,000 in inventories.

         On April 18, 1997, the Company's wholly owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 for a three-year term with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares, par value $.05 per shares, of the Company (the "Common Shares") at a price of $6.25 per share. The Company's subsidiary, Fields Aircraft Spares Incorporated, has agreed with NationsCredit to enter into a First Amendment to Loan and Security Agreement that provides for a minimum loan amount of $2,500,000, which minimum loan amount increases monthly by $425,000 to a maximum minimum loan amount of $5,000,000. The First Amendment to Loan and Security Agreement is currently being prepared.

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

         During 1996 the Company began a private placement transaction by means of a private placement memorandum to non-United States persons pursuant to Regulation S ("Regulation S") of the Securities Act of 1933, as amended (the "Securities Act"). 164,283 Units (the "Units") consisting of 328,566 Common Shares and warrants to acquire 164,283 Common Shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and March 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. In addition, the placement agent received warrants to acquire 32,857 Common Shares at $6.25 per share. Etablissement Pour le Placement Prive, Zurich, Switzerland, ("EPP") acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,735,000 through March 1997. For financial accounting purposes at March 31, 1997 an additional $182,000 has been offset against the proceeds of the Regulation S offering as additional costs in connection with the issuance of securities.

         In June 1997, the Company also sold 15,774 Common Shares and warrants to acquire 2,881 Common Shares at $6.25 per share, for approximately $98,780 in a private transaction under Regulation S of the Securities Act. The warrants are exercisable at any time prior to the second anniversary of their issuance.

         On April 18, 1997, the Company's wholly owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997, which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. As of September 30, 1997, $8,779,000 was outstanding under the NationsCredit facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 Common Shares of the Company at a price of $6.25 per share.

         As of September 30, 1997, the Company closed a private placement of $10,000,000 principal amount of 8.5% Redeemable Subordinated Debentures Due 2000 to non-United States persons pursuant to Regulation S. The holders of Debentures have a one-time right at any time after December 29, 1997 through September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% (less any amounts converted pursuant to the Mandatory Conversion described below) of the principal amount of Debentures into Common Shares. The conversion price (the "Conversion Price") is equal to 85% of the average closing price of the Company's Common Shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share, subject to certain adjustments. In the event that during any 20-trading day period, the average closing price of the Common Shares equals or exceeds $12.00 per share, the Company may require the conversion of up to 20% of the principal amount of outstanding Debentures at the Conversion Price. EPP acted as the Company's placement agent in connection with the offering. In addition to its commissions of 8% of the offering price, EPP also received a corporate development fee of $175,000 and 15,000 Common Shares. After brokerage and issuance costs, the sale of the Debentures resulted in a net infusion of capital of approximately $8,850,000.

          The Company will continue to actively seek debt and/or equity capital infusions. The Company intends to use a substantial portion of any additional capital to increase the purchase of distributorship inventory. There is no assurance the Company will be successful in securing additional capital.

Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources, its use of additional capital raised and certain other information presented in this Form 10-QSB constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain future financing may be adversely affected by its past technical defaults on its debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital or locate other suitable businesses and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, (v) growth or lack of growth of the commercial aviation industry, (vi) the price and availability of aircraft parts and other materials, (vii) the Company's ability to maintain existing customer or vendor relationships, (viii) successful execution of the Company's expansion plans,
(ix) the Company's ability to service its debt financing and (x) competitive and pricing pressures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

                  None

ITEM 2.  CHANGES IN SECURITIES.

                  On or about June 27, 1997, Fields Aircraft Spares, Inc. (the "Company") received and accepted a subscription agreement for the sale of 15,774 Common Shares and warrants to acquire 2,881 Common Shares at $6.25 per share (the "Warrants"), for approximately $98,780. The Warrants are exercisable at any time prior to the second anniversary of their issuance. The Securities were sold to Etablissement Pour le Placement Prive ("EPP") in reliance on Regulation S of the Securities Act of 1933 ("Regulation S"). EPP has represented to the Company that EPP is an accredited non-US person as defined in Regulation S.

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

                  On August 7, 1997, the Board of Directors of the Company authorized stock option contracts (the "August Options") to purchase 270,000 Common Shares issued to certain key employees of the Company. The August Options are exercisable for Common Shares at a price of $10.00 per share. The options are exercisable upon the Company (a) raising at least $7,500,000 in additional debt or equity capital, which condition was satisfied upon the closing of the Debentures (as described below), and (b) having net sales of at least $14,000,000 in any 12-month period. The August Options expire June 30, 1999. The August Options are not qualified under any applicable tax laws or regulations. The August Options were granted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act to a limited number of key employees.

                  On August 7, 1997, the Common Shareholders approved the Company's 1997 Omnibus Stock Option Plan, which provides for the issuance of options to purchase up to 100,000 Common Shares. On August 28, 1997, pursuant to this plan, the Board of Directors authorized the issuance of options to certain directors, executive officers and employees to purchase 89,500 Common Shares at a price of $8.25 per share. These options were granted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act to a limited number of directors and executive officers.

                  As of September 30, 1997, the Company closed a private placement of $10,000,000 principal amount of 8.5% Redeemable Subordinated Debentures Due 2000 to non-United States persons pursuant to Regulation S. The holders of Debentures have a one-time right at any time after December 29, 1997 through September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% (less any amounts converted pursuant to the Mandatory Conversion described below) of the principal amount of Debentures into Common Shares. The conversion price (the "Conversion Price") is equal to 85% of the average closing price of the Company's Common Shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share, subject to certain adjustments. In the event that during any 20-trading day period, the average closing price of the Common Shares equals or exceeds $12.00 per share, the Company may require the conversion of up to 20% of the principal amount of outstanding Debentures at the Conversion Price. EPP acted as the Company's placement agent in connection with the offering. In addition to its commissions of 8% of the offering price, EPP also received placement fee of $175,000 and 15,000 Common Shares. After brokerage and issuance costs, the sale of the Debentures resulted in a net infusion of capital of approximately $8,850,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company held its Annual Meeting of Shareholders on August 7, 1997 (the "Annual Meeting"). At the Annual Meeting, shareholders (i) elected five (5) directors of the Company to serve until the expiration of their respective terms or until their successors are duly elected and qualified; (ii) increased the number of authorized Common Shares of the Company, from 2,000,000 to 5,000,000; (iii) amended the Company's Articles of Incorporation (the "Articles") to provide for staggered terms of directors by dividing the Board of Directors into three groups; (iv) approved the Company's 1997 Stock Option Plan; (v) and ratified the selection by the Board of Directors of Moore Stephens Frazer & Torbet, LLP as the independent auditors of the Company for the 1997 fiscal year.

                  The Company's quarterly report Form 10-QSB for the quarter ended June 30, 1997 summarizes the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation for each nominee to the board of directors.

ITEM 5.  OTHER INFORMATION.

                  On August 7, 1997, the Company appointed the following executive officers:

                  Peter Frohlich         Chairman
                  Alan M. Fields         Chief Executive Officer and President
                  Lawrence J. Troyna     Chief Financial Officer and Secretary
                  Neil O'Hara            Vice President

                  The Company reported that Carlos Sedillo, formerly Secretary of the Company, died on July 7, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           The Company filed a report on Form 8-K, dated October 14, 1997, covering Item 9, Sales of Equity Securities Pursuant to Regulation S of the Securities Act of 1933, as Amended.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 1997


                               FIELDS AIRCRAFT SPARES, INC.



                               By:/s/ Alan M. Fields
                                  ----------------------------------------
                                  Alan M. Fields, President and Principal
                                  Executive Officer



                               By:/s/ Lawrence J. Troyna
                                  ----------------------------------------
                                  Lawrence J. Troyna, Principal Financial
                                  Officer