Form 10-K
period 1997-12-31
FIELDS AIRCRAFT SPARES INC
filed 1998-04-08
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-21818

                          FIELDS AIRCRAFT SPARES, INC.
                          ----------------------------
           (Name of small business issuer as specified in its charter)

                   Utah                            95-4218263
                   ----                            ----------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

                               2251-A Ward Avenue
                          Simi Valley, California 93065
                          -----------------------------
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (805) 583-0080

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common shares, par value $.05 per share

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---
     The issuer's revenues for the fiscal year ended December 31, 1997 were $12,101,000.

     As of December 31, 1997, 2,079,571 of the issuer's common shares were issued and outstanding, approximately 1,295,404 of which were held by non-affiliates. As of March 24, 1998, the aggregate market value of shares held by non-affiliates was approximately $12,954,040. The issuer believes that three shareholders who owned approximately 13.6%, 12.8% and 7.9%, respectively as of March 31, 1998 of the total shares issued and outstanding are not affiliates of the issuer since they do not participate in management decisions.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the documents of the issuer listed below have been incorporated by reference into the indicated parts of the Form 10-KSB:

     Notice of Annual Meeting of Shareholders and Proxy Statement anticipated to be filed within 120 days after December 31, 1997 . . . Part III, Items 9-12

          Transitional Small Business Disclosure Format: Yes     No  X
                                                             ---    ---

                                     PART I.

The following Item 1 "BUSINESS" includes statements that relate to future plans, financial results or projections, events or performance, including statements with respect to future business potential. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. Actual results may differ from such forward-looking statements as a result of a number of factors, including but not limited to competitive factors and pricing pressures, ability to obtain necessary capital or financing, the price and availability of aircraft parts and other materials, successful execution of Fields Aircraft Spares, Inc.'s (the "Company") expansion plans including combining the business of the completed acquisition with the Company's business and successful completion of additional acquisitions, failure to maintain existing customer or vendor relationships, shifts in market demand, general economic conditions and other risks and uncertainties discussed in this and other periodic reports filed by the Company with the Securities and Exchange Commission.

ITEM 1.  BUSINESS
-----------------
Development of the Company
--------------------------

         The primary business of the Company is the distribution and stocking of factory new spare parts applicable to various commercial aircraft models and the brokerage of a wide variety of new and reconditioned aircraft parts through its subsidiary Fields Aircraft Spares Incorporated, a California corporation ("FAS"). The Company has, through a subsidiary acquired in January 1998, begun to manufacture, on a selected basis, certain aircraft spare parts. Flightways Manufacturing, Inc. ("Flightways"), which the Company acquired, manufactures plastic replacement parts for aircraft cabin interiors. The Company has entered into a letter of intent to acquire Skylock Industries Incorporated, a manufacturer of hardware and retaining devices for aircraft interiors, and intends to acquire other aircraft cabin interior parts manufacturing companies.

         In 1984, the Company was organized as FEP Resources, Inc., under the laws of the State of Utah. In 1985, the Company was renamed Fields Industrial
Group, Inc. and acquired Fields Industrial Supply, Inc., a California corporation that was engaged in the sale of cutting tools and supplies. As of 1990, that business was discontinued. In 1987, the Company began distributing aircraft parts. In 1988, the Company incorporated FAS as a wholly owned subsidiary. In 1995, McDonnell Douglas Corporation (together with its affiliates and/or divisions, "MDC") acquired Series A Convertible Preferred Stock of FAS which converted to common shares of the Company in 1997. In 1995, the Company changed its name to Fields Aircraft Spares, Inc.

         On March 29, 1995, the Company's shareholders authorized the reverse split of the Company's common shares on the basis of 50 old shares for one new share. The reverse split was effective as of November 20, 1995.

         All material aspects of the Company's business other than manufacturing are conducted through FAS. Manufacturing is currently conducted through Flightways and future manufacturing is expected to be conducted in subsidiaries. The business of the Company as conducted through FAS and Flightways is referred to in this document as the Company's business. References in this document to the Company, where appropriate, shall be deemed to be references to the Company and its subsidiaries, collectively.

The Industry
------------

         According to The Boeing Company ("Boeing"), in their 1997 Current Market Outlook, the world jetliner fleet is projected to grow from 11,500 airplanes at the end of 1996 to nearly 17,000 airplanes in 2006. Boeing expects this increase to be driven by an expected 5.5% per year growth in air travel and 6.6% in air cargo.

         In its 23rd annual aviation forecast, the Federal Aviation Administration (the "FAA") projects that U.S. airline passenger traffic will increase 3.5% in 1998 and that it will continue to grow at an average rate of 3.7% through 2009. Further, the FAA projects international traffic to and from the United States by foreign and domestic carriers will increase by 5.5% in 1998 with an average growth rate of 5.8% through 2009.

         Industry analysts have estimated that 70% of cargo growth will be met by converting aging passenger fleets to cargo configurations. Management believes the number of 10 year and older planes in service continues to climb as cost considerations in an intensely competitive environment favor the "used and convert instead of new" purchase decision. This has contributed to the absorption of surplus aircraft parts and inventories at a faster rate as airlines extend aircraft utilization and convert aircraft into alternative uses.

         The Company believes that all of these trends provide the underpinnings to the long-term growth of the aircraft spare parts industry.

Business of the Company
-----------------------

         Through December 31, 1997, the primary business of the Company was the distribution and stocking of factory new spare parts applicable to various commercial aircraft models and the brokerage of a wide variety of new and reconditioned aircraft parts through FAS. The Company's business has been concentrated in the distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models. The Company also distributes from what it believes to be the largest inventory, outside of MDC, of factory new parts for DC-8, DC-9, DC-10 and MD-80 aircraft. It also purchases and distributes both new and used parts and related equipment from aircraft manufacturers for Boeing, McDonnell Douglas and Airbus aircraft. The Company sells, exchanges or leases parts to commercial aircraft operators servicing both the passenger and cargo markets, to overhaul facilities and to brokers throughout the world.

         In January 1998, the Company, through the acquisition of Flightways, expanded into the business of manufacturing aircraft cabin interior parts. The Company has signed a letter of intent to acquire Skylock Industries Incorporated, and intends to acquire additional strategic manufacturing entities that will enhance the Company's ability to compete. In 1998, the Company expects that its business will be concentrated in the manufacturing and the distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models.

         Distributorships
         ----------------

         The Company provides distribution services for manufacturers ("OEM") of aircraft aftermarket replacement spare parts. The Company concentrates on the stocking and distributing of interior cabin parts and is an authorized distributor for a number of OEMs providing replacement parts for lavatories, galleys, seats, interior latches, tray tables, lighting and cleaning products. The Company primarily sells these parts to major air carriers and overhaul facilities. In some cases, the Company has agreements or purchasing arrangements designating it as the sole or primary source for specific replacement parts. The Company's acquisition strategy as set forth below is also focused on acquiring selected manufacturers and distributing its own manufactured parts.

         The Company provides inventory management and supply services to air carriers and aircraft overhaul facilities. By working closely with customers and aircraft maintenance records, the Company forecasts replacement part demand, purchases estimated demand from the OEMs, inventories the parts pending the order, and then supplies the parts to the customers on a just-in-time basis. This service allows the customers to reduce the cost of carrying and managing inventory. Further, by consolidating orders, the Company is able to purchase from OEMs at favorable prices, allowing it to sell to its customers at prices often below those available to the customer when buying direct from the OEM.

         During 1997, the Company served as the exclusive source of specific replacement parts for galleys, lavatories and seats for two major airlines and one regional carrier. The Company is in varying stages of negotiations with a number of other airlines to become their exclusive source of various interior replacements parts. No formal agreements have been reached with other airlines.

         As of December 31, 1997, backlog of distributorship orders for shipment in 1998, which the Company believes to be firm, was approximately $2.3 million. There was backlog of approximately $1.6 million of distributorship orders as of December 31, 1996.

         McDonnell Douglas Components and Parts
         --------------------------------------

         The Company believes that it has the largest factory new inventory of DC-8, DC-9, DC- 10 and MD-80 parts outside of MDC. This inventory consists of over $70 Million, catalog value, of factory new spare parts and components purchased directly from MDC in 1989 and 1991. MDC inventory is generally sold at a discount to catalog value. The total future discount to catalog value cannot be quantified at this time.

         An important factor in the aircraft spare parts distribution market is the documentation or traceability that is supplied with an aircraft spare part. MDC has re-certified the Company's MDC inventory as directly traceable to their production certificate, and it is the only inventory known to the Company outside of MDC's direct control that has been certified to allow MDC to repurchase and ship to customers without having to go through their quality control department for a source inspection.

         Based upon its market research, the Company believes that in many cases parts in this inventory are the only new material and in many cases are the only material available in any condition.

         Once the Company's MDC inventory is depleted, this segment of business will no longer be a revenue source for the Company.

         Brokerage Activities
         --------------------

         The Company receives inquiries from its customers for parts that are not currently held in its inventory. The salesperson receiving this request checks a computerized industry database known as the Inventory Locator Service ("ILS") and utilizes the knowledge of the Company and its staff to locate a suitable part. Once located, a purchase price is agreed with the owner of the part. At that time, the sales person contacts the customer and extends a quote. If the quote is accepted by the customer, the part is purchased and shipment to the Company's warehouse is arranged. When received at the warehouse, both the part and its accompanying paperwork are inspected. After inspection and acceptance, the part is shipped to the customer.

         Because of government and industry group guidelines, aircraft operators have become increasingly careful from whom they buy parts. The Company has had its quality control systems and procedures audited and evaluated by MDC as well as by a number of major airlines and freight operators. Almost every major U.S. airline, freight operator and overhaul facility has designated the Company as either an approved or preferred vendor. This preferred status has enabled the Company to act as a broker to purchase parts for airlines when the Company does not have the parts in stock.

         Because parts for brokerage are not purchased until a corresponding sale has been made, it is less capital intensive than the purchase and sale of inventory. Brokerage allows incremental increases in sales without corresponding increases in overhead.

         New Material Acquisition
         ------------------------

         The Company uses information provided by its customers and industry research to identify new parts and materials that customers have difficulty in obtaining on short notice. The Company then stocks inventories of these items and makes them available to its customers on a just-in-time basis as well as through the ILS.

         Manufacturing
         -------------

         Through Flightways, acquired in 1998, the Company manufacturers high quality plastic replacement components for commercial aircraft seats and interiors, including foodtrays, latches, shrouds, panels, armcaps, bumper strips, escutcheons, and components for lavatories, galleys, cockpits, windows and overhead units. The Company sells new parts to aircraft manufacturers and to airlines and aircraft repair facilities. Also, through its repair station, the Company overhauls and repairs seats, seating components, carts and modules.

         The customers of Flightways include U.S. domestic airlines as well as an increasing number of international carriers. The Company intends to initially operate Flightways out of its Van Nuys, California, facility. The Company may eventually consolidate its corporate headquarters with that of Flightways into a larger facility. The Company will deliver the products and services of Flightways through the Company's distribution system.

         On January 20, 1998, the Company entered into a letter of intent to acquire 100% of the outstanding shares of Skylock Industries Incorporated ("Skylock"). Skylock is a designer and manufacturer of hardware and retaining devices for aircraft interiors. Skylock focuses on using advanced technologies and manufacturing methods to optimize such critical elements as appearance, weight, ease of use and security. The acquisition of Skylock is subject to the entering of a definitive agreement and verification of factual matters. There is no assurance the acquisition of Skylock will be completed.

         Consignments
         ------------

         In 1995, the Company entered into a three-year consignment arrangement to warehouse and market spare parts for Airweld of Kentucky, Inc. Other consignment arrangements are currently under negotiation, although no assurances can be made that the Company will be successful in completing those negotiations. Under such consignment arrangements, the consignor retains ownership and the Company arranges the sales for the consignor.

         Parts warehoused by the Company under consignment arrangements are also listed by the Company in the SPEC 2000 and the ILS computerized databanks. In addition, the Company adds the consignment inventories to the inventory listings that it provides its customers in computer readable form.

Business Growth Strategy
------------------------

         The Company intends to pursue the following areas of growth:

         Obtain Additional Distributorships. The Company intends to pursue and secure additional distributorships with other aircraft cabin interior manufacturers. In addition, the Company intends to expand its distributorship activities to other aircraft parts and systems.

         Acquisitions. The aircraft industry is populated by a large number of small manufacturing companies providing a variety of parts and services. With the worldwide demand for aircraft increasing and the growth in outsourcing by air carriers, along with their desire to reduce the number of vendors they deal with, the Company believes there is significant opportunity to grow through acquisition.

         Capitalize on Authorized Vendor Status. The Company has been authorized as a vendor of record by most major air carriers and aircraft overhaul facilities. This provides the opportunity to expand sales with existing customers, as those customers work to reduce the number of vendors they deal with. Also, as the owner of what management believes to be the largest inventory of factory new MDC parts outside of MDC, customers would be reluctant to remove the Company as a vendor, which gives the Company a marketing advantage over the competition.

         Brokerage. The increasing population of aircraft in service is expected to increase the demand for parts. With its relationships in the industry, its status as a vendor to most major air carriers and its reputation for quality and service, the Company intends to take advantage of this growing segment of the market.

         Expand new parts and material sales. The Company intends to increase inventories of parts that customers have trouble obtaining on a timely basis with the goal of providing complete inventory management and supply services to air carriers.

Operations
----------

         The Company maintains an inventory consisting primarily of factory new aircraft spare parts in its warehouse in Fillmore, California. The Company's inventory is listed in two computerized data banks that are available to the airline industry: SPEC 2000 and the ILS. The Company pays a fee to be listed on such systems and continually updates the Company information listed on the systems to keep them current. In addition, the Company provides an inventory listing in computer readable form to many of its major customers. The Company receives orders for spare parts from commercial aircraft operators servicing both the passenger and cargo markets, from overhaul facilities and from brokers. The Company currently has seven full-time inside salespersons and six full-time outside salespersons. Additionally, the Company is represented on an international basis by a number of independent outside general sales agents.

         Orders for parts in inventory are filled and shipped, 24 hours per day, F.O.B. from the warehouse, generally within five hours of the receipt of the order. The Company believes that a quick turn-around time, between an order being taken and the part being delivered, is a key service for which the customer is willing to pay. Reducing the time that an aircraft is on the ground is a major advantage the Company offers to its customers. The Company's warehouse is 60 minutes from Los Angeles International Airport and has a delivery service to the airport. In addition, the Company utilizes commercial cargo carriers to deliver spare parts to the Los Angeles airport and around the world. The Company emphasizes its ability to respond quickly in obtaining parts for its customers.

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold or manufactured by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate.

Pricing
-------

         The price at which the Company sells parts is based upon market competition.

Marketing
---------

         The Company currently concentrates its marketing efforts in the following areas:

                  (i)   commercial  airlines servicing the passenger market;
                  (ii)  commercial airlines servicing the cargo market;
                  (iii) aircraft leasing companies; and
                  (iv)  overhaul facilities.

         As the Company expands into manufacturing, it intends to continue its marketing efforts in these areas and to add marketing efforts aimed directly at OEM's.

         The Company has not conducted any formal market studies to determine the actual size of each of its current and any proposed markets, and relies upon the experience of its officers and key employees for such judgments.

         The Company sells its products through three primary methods:

                  1. The use of its own sales staff which currently includes 13 salespersons. This staff calls on customers and potential customers to determine the needs of such customers and responds to incoming calls. Once the need is determined, the order is then sent to the Company's warehouse.

                  2. The use of computerized parts database systems.

                  3. The use of exclusive and non-exclusive general sales agency agreements.

         The Company has developed literature and advertising material describing the Company's products and services. The literature is distributed by the Company's sales staff and agents, as well as by mail, to previous and current customers, persons who have responded to previous advertising, and companies believed to be engaged in the relevant market.

         The Company also uses media advertising, such as trade journals and technical publications, directed toward specific market segments. In addition, the Company attends trade shows and puts on exhibitions directed to specific market segments.

         During the fiscal year ended December 31, 1997, two customers of the Company each accounted for more than 10% of sales. No other single customer accounted for more than 10% of the Company's sales. During the 1996 fiscal year, one of the Company's customers accounted for more than 10% of sales.

         In an effort to increase foreign sales, the Company intends to engage additional independent representatives to serve foreign markets.

Competition
-----------

         The Company competes with a number of large and small sellers of aircraft spare parts in the aviation after-market. These competitors include OEM's such as Boeing, aircraft service companies and aircraft spare parts redistributors. The major aircraft service companies and aircraft spares parts redistributors with which the Company competes include AAR Corp., AGES, Aviation Sales and The Memphis Group. For many of the Company's competitors, the sale of aircraft spare parts is only a part of larger sales operations. The manufacturing segments of the aviation industry in which Flightways and Skylock operate are considered to be highly fragmented and competitive. Many of the Company's competitors are larger and more established than the Company and have greater financial resources and larger facilities and marketing forces. The Company's increased emphasis during the past two years on distributorships and its current expansion into manufacturing has exposed the Company to new competitors.

         Although the Company has not performed any market survey studies, it believes that industry competition is based primarily upon service, price and reputation of the supplier. The Company believes that it is competitive and that it enjoys a good reputation. There can be no assurance, however, that the Company has, or can maintain, a significant competitive advantage in any of these areas.

Government Regulation
---------------------

         The Company's business is regulated in the United States by the FAA. The FAA has numerous regulations that must be complied with by the Company.

         The Company is subject to U.S. federal governmental regulation on foreign sales of its products. Depending on the type of product, the Company may be subject to review by various federal agencies for a determination of whether the specific product is a high technology product subject to restriction. Export licenses may be denied for certain high technology products. If such a decision is rendered, the Company may experience substantial time delays and expense in the application and approval of export licenses. If export licenses are not granted, the Company would be precluded from selling such products in certain foreign markets.

         The Company's sales in foreign countries are subject to various applicable foreign governmental regulations. To date, compliance with such regulations has not had a material adverse effect on the Company's operations.

Financing Arrangements
----------------------

         McDonnell Douglas Corporation Contracts
         ---------------------------------------

         In 1995, the Company and MDC entered into a Debt Restructure Agreement and related agreements (collectively the "MDC Agreement") pursuant to which MDC canceled $7,658,500 of debt owed by the Company in exchange for 586,862 shares of Series A Convertible Preferred Stock of FAS (the "Series A Shares") and a cash payment of $850,000.

         In connection with the MDC Agreement, the Company and MDC entered into a Securities Exchange Agreement of even date with the MDC Agreement (the
"Exchange Agreement"). The Exchange Agreement provided for the mandatory exchange of the Series A Shares for 25% of the issued and outstanding common shares of the Company on a fully diluted basis within 10 days following the date on which the common shares were approved for quotation, and were quoted for trading on. The Nasdaq Stock Market(SM) as a SmallCap issue. The Company exchanged the MDC Series A Shares for 564,194 common shares on April 4, 1997. The Exchange Agreement further provided for the Company to register the common shares issued to MDC in connection with the Exchange Agreement under certain circumstances.

         Peter Frohlich, Alan Fields and Lawrence Troyna (each an affiliate of the Company and collectively referred to as the "Fields' Group") and the Company and MDC entered into a Voting Agreement of even date with the MDC Agreement (the "Voting Agreement"). The Voting Agreement provides that MDC will vote the common shares owned by MDC in favor of directors proposed by the Fields' Group, provided MDC has the right to designate up to 25% of the directors proposed if MDC so elects.

         Credit Arrangements
         -------------------

         In 1995,  the  Company,  through  FAS,  entered  into a line of  credit
arrangement   (the  "Credit   Agreement")  with  Norwest  Business  Credit  Inc.
("Norwest") providing originally for a line of credit in the amount of $10,000,000 with interest payable monthly at 2.5% over the prime rate. In March 1997, an Eighth Amendment to the Credit Agreement was entered into which permitted the Company to have outstanding $6,131,000.

         On April 18, 1997, the Company's wholly owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an annual interest rate of prime plus 3%. All assets of the Company and its subsidiaries are pledged as collateral. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share.

         In September 1997, the NationsCredit loan facility was amended to allow the Company to issue 8.5% Subordinated Redeemable Debentures Due 2000 in the principal amount of $10,000,000.

         In connection with the Norwest and NationsCredit credit facilities, the Company retained a financial advisor to assist the Company in obtaining and closing the credit facilities. At the closing of each facility, the Company paid the financial advisor a fee of $200,000. The Company also entered into a contract with the financial advisor in February 1995 whereby the financial advisor would provide ongoing consulting to the Company. The contract provided for the Company to pay the financial advisor a non-refundable retainer of $150,000, which was payable over the period of the contract. The agreement with the financial advisor lapsed in February 1998.

Employees
---------

         At December 31, 1997, the Company had approximately 33 full-time employees. Following the acquisition of Flightways in January 1998, the number of employees increased to approximately 138 full-time employees. None of the employees are unionized. Management is of the opinion that its relationship with its employees is good. Management believes that, although unemployment has dropped substaintially in the aviation industry, persons with requisite training and experience are available to meet Company needs if and when necessary.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

         The executive offices of the Company are located at 2251-A Ward Avenue, Simi Valley, California and its telephone number is (805) 583-0080. The executive office space consists of approximately 5,000 square feet of office space located in a two-story building. The offices are leased on a month to month basis.

         The Company's warehouse is located at 341 "A" Street, Fillmore, California. The warehouse building was leased by the Company in 1988. In 1991, the Company exercised an option to purchase the building. The warehouse is an older produce-packing building of wood and concrete construction with a high-ceiling upper floor and a concrete lower/basement floor, all clear span except for wooden pillar supports. The total storage area for both floors is 83,600 sq. ft. Exterior open-air storage area (secured) is approximately 18,700 sq. ft. A modern fire-prevention system with a ceiling water pressure sprinkler system is installed on both floors. A visual/aural monitoring security system operates inside the building and in all the exterior property contained within the fenced area.

         On  January  16,  1998,  the  Company   completed  its  acquisition  of
Flightways. Flightways operates in a manufacturing facility located at 7660 Densmore Avenue, Van Nuys, California. The manufacturing facilities consist of approximately 3,000 square feet of office space and 12,000 square feet of manufacturing space. The lease on the property expires July 31, 1999.

         Flightways also leases approximately 5,000 square feet of warehouse space located at 16153 Covello, Van Nuys, California. The space is leased on a month to month basis.

         On March 21, 1997, the Company signed a lease effective August 1, 1997 for executive offices and warehousing space. Subsequently, the Company determined that these premises were too small for the Company and the premises were sublet to a third party at a rent resulting in a small profit to Company.

         The Company maintains an executive office located in London, England. The office is leased from a third party by Belgravia Sales Financial Services Limited, an entity owned and controlled by certain officers of the Company, and is sublicensed to the Company on a month to month basis at a monthly rental to the Company of $2,150. The underlying lease expires September of 1999. See "Certain Relationships and Related Transactions."

         The following chart provides more detailed information concerning the Company's properties:

                                           Approximate Size
                                                  in
Location                                  Sq. Ft. of Facility           Lease Expiration                Primary Use
--------                                  -------------------           ----------------                -----------
Simi Valley, California                          5,000                    month to month             Executive Offices


Fillmore, California                            83,600(1)                     owned                      Warehouse

Van Nuys, California                             15,000                       1999                     Manufacturing


Van Nuys, California                             5,000                   month to month                  Warehouse

London, England                                  1,000                   month to month              Executive Offices

Simi Valley, California                         24,000                        2002                    Sublet to Third
                                                                                                           Party

(1)      Located on two acres.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company is currently not a party to any known litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         No matters were submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's shareholders.


                                    PART II.

ITEM 5.  MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS
-------  --------------------------------------------------------

Market Information
------------------

         Until May 17, 1996, there was no market for the Company's common shares. The common shares were quoted over-the-counter under the symbol FASS until March 25, 1997. Commencing March 26, 1997, the common shares were quoted on The Nasdaq Stock Market(SM) as a SmallCap issue under the symbol FASI.

         The Nasdaq Stock Market(SM), which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies--computers and telecommunications--to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq Workstation II(TM) and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

         The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations as reported by the National Quotation Bureau until March 25, 1997 and thereafter by The Nasdaq Stock Market(SM). The quotations quoted by the National Quotation Bureau reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

================================================================================================================================
         Period                        1996                                                  1997

--------------------------------------------------------------------------------------------------------------------------------
                           High Bid              Low Bid                 High Closing Price             Low Closing Price
--------------------------------------------------------------------------------------------------------------------------------
First Quarter               ---                   ---                         $  6.00**                      $2.50**
--------------------------------------------------------------------------------------------------------------------------------
Second Quarter            $ 6.50*              $  2.50*                          6.75                         5.00
--------------------------------------------------------------------------------------------------------------------------------
Third Quarter               5.00                  4.00                          11.50                         4.75
--------------------------------------------------------------------------------------------------------------------------------
Fourth Quarter              5.00                  2.50                          14.00                         8.00
================================================================================================================================
         *        Beginning May 17, 1996
         **       From January 1, 1997 to March 25, 1997 prices represent the high and low bid.
                  Thereafter price represents the closing price on The Nasdaq Stock Market(SM)

Shareholders.
-------------

         At December 31, 1997, the number of record holders of the Company's common shares was approximately 260. The Company believes it has in excess of 300 round lot shareholders of beneficial interest of the Company's common shares. The Company has no outstanding preferred shares.

Dividends
---------

         The Company utilizes all available funds for working capital purposes and has never paid a dividend. Management does not anticipate paying dividends in the foreseeable future on common shares. In addition, the Company's loan arrangements restrict the payment of dividends by the subsidiaries of the Company. There are no preferred shares currently outstanding. In the future, the Company may issue preferred shares which may pay dividends.

Issuance of Shares Without Registration
---------------------------------------

         During the fourth  quarter of the year ended  December  31,  1997,  the
Company  issued  the  following   securities  without   registration  under  the
Securities Act of 1933:

         As of September 30, 1997, the Company closed a private placement of $10,000,000 principal amount of 8.5% Subordinated Redeemable Debentures Due 2000 (the "Debentures") to non-United States persons pursuant to Regulation S. The holders of Debentures have a one-time right at any time after December 29, 1997, through September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% (less any amounts converted pursuant to the Mandatory Conversion described below) of the principal amount of Debentures into common shares. The conversion price (the "Conversion Price") is equal to 85% of the average closing price of the Company's common shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share, subject to certain adjustments. In the event that during any 20-trading day period, the average closing price of the common shares equals or exceeds $12.00 per share, the Company may require the conversion of up to 20% of the principal amount of outstanding Debentures at the Conversion Price ("Mandatory Conversion"). Etablissement Pour le Placement Prive, Zurich Switzerland ("EPP") acted as the Company's placement agent in connection with the offering. In addition to its commissions of 8% of the offering price, EPP also received placement fee of $175,000 and 15,000 common shares, valued at $172,500. After brokerage and issuance costs, the sale of the Debentures resulted in a net infusion of capital of approximately $8,850,000.

         On October 13, 1997 the Company issued 5,000 common shares to EPP at an agreed on value of $11.50 per share as part payment for consulting services.

         Pursuant to its Mandatory Conversion right, the Company converted approximately $2,000,000 principal amount of Debentures at the Conversion Price of $12.00 per share. Accordingly, on November 14, 1997, 166,666 common shares, at $12.00 per share, were issued to Debentureholders and approximately $2,000,000 principal amount of Debentures were cancelled.

         As of February 20, 1998, the Company entered into a First Supplemental Indenture (the "Supplement") to the Indenture, dated as of September 30, 1997 (the "Indenture"), between the Company and EPP, as Trustee, relating to the Company's Debentures. The Supplement provides that, solely at the holder's option, (a) from February 20, 1998 to June 30, 1998, 20% of each holder's original principal amount of Debentures may be converted into common shares at a conversion price of $9.75 per common share; (b) from February 20, 1998 to September 30, 1998, an additional 20% of each holder's original principal amount of Debentures may be converted into common shares at a conversion price of $11.00 per common share; and (c) from February 20, 1998 to December 31, 1998, an additional 20% of each holder's original principal amount of Debentures may be converted into common shares at a conversion price of $13.00 per common share. EPP shall receive a fee equal to 3% of all amounts converted pursuant to the Supplement.

         These additional conversion amounts are in addition to the Mandatory Conversion. Pursuant to the Indenture, an additional 10% of the original principal amount of Debentures may be converted, at the option of the holders, prior to September 27, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
--------------------------------------------------------------------------------
Operations
----------

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this Annual Report. The following tables illustrate certain selected financial information regarding the Company and its subsidiaries:

                                          FOR THE YEAR ENDED DECEMBER 31,

Statement of Operations Data:                                   1997                    1996                     1995
                                                                ----                    ----                     ----
Sales                                                        $12,101,000              $5,734,000               $5,589,000
Net (loss) income                                            $ (147,000)              $(242,000)               $4,547,000
Net (loss) income per common share                                $(.07)                 $(0.13)                    $3.47

Balance Sheet Date: December 31,                                1997                    1996                     1995
                                                                ----                    ----                     ----
Total Assets                                                 $22,181,000             $11,499,000              $10,934,000
Current Liabilities                                           $1,535,000              $7,418,000               $8,533,000
Long Term Liabilities                                        $15,047,000                $268,000                      -0-
Minority Interest                                                  - 0 -                     -0-               $2,050,000
Shareholders' Equity                                          $5,599,000              $3,813,000                 $351,000

Results of Operations
---------------------

         To date, the Company has not achieved sustained profitable operations for a full fiscal year. The Company has, however, been profitable in each of the last three quarters of 1997. The Company may incur losses in the future. If such losses do occur, the Company may be required to reduce its inventory and its marketing efforts and seek additional financing.

         The following table sets forth the Company's consolidated statement of operations for the periods indicated:

                                                                                        Fiscal Year
                                                                                        -----------

                                                              1997                         1996                    1995
                                                              ----                         ----                    ----
Statement of Operations                                                             (Dollars in
                                                                                     Thousands)
     Net Sales                                              12,101      100%              5,734        100%       5,589        100%
     Cost of Sales                                           7,214        60              2,975          52       2,462          44
                                                            ------       ---              -----         ---       -----         ---
         Gross Profit                                        4,887        40              2,759          48       3,127          56
     Operating Expenses                                      3,349        27              2,608          45       2,414          43
                                                            ------       ---              -----         ---       -----         ---
Income From Operations                                       1,538        13                151           3         713          13
     Other Income (Expense)
         Casualty Gain                                           -         -                949          16           -           -
         Gain on Exchange of Debt                                -         -                  -           -       4,759          85
         Gain on Sale of Subsidiary                              -         -                  -           -         183           3
         Interest Expense, Net                             (1,676)      (14)            (1,338)        (23)     (1,163)        (21)
                                                           -------      ----            -------        ----     -------        ----
              Total Other Income (Expense)                 (1,676)      (14)              (389)         (7)       3,779          67
                                                           -------      ----            -------        ----     -------        ----
(Loss) Income Before Taxes                                   (138)       (1)              (238)         (4)       4,492          80
   Income Tax (Credit)                                           9         -                  4           -        (55)         (1)
                                                           -------     -----            -------       -----     -------       -----
Net (Loss) Income                                           (147)       (1%)              (242)        (4%)       4,547         81%
                                                           =======     =====            =======       =====     =======       =====

         Operations of the Company and its subsidiaries for the year ended December 31, 1997 generated operating income of $1,538,000, up by 918% from $151,000 for 1996. The increase in operating income for the year is attributable to an increase in sales and the resulting increase in gross profit.

          Sales for the year ended December 31, 1997 were $12,101,000 compared to $5,734,000 for 1996, an increase of approximately 111%. The increase in sales was made up of an increase in after-market aircraft inventory management and supply sales and brokerage sales of 164% and an increase in MDC inventory sales of 29%.

         Costs of goods sold for the year ended December 31, 1997 and 1996 were $7,214,000 and $2,975,000, respectively (approximately 60% and 52% of sales, respectively). The reduction in the gross margin percentage is a result of a change in the product mix of sales.

          Operating expenses increased to $3,349,000 for the year ended December 31, 1997 from $2,608,000 for the year ended December 31, 1996. This was principally attributable to the increase in sales activity.

         During the year ended December 31, 1996, the Company recognized a nonrecurring gain of $949,000 in connection with a certain casualty insurance claim. There were no nonrecurring gains in 1997. Interest expense increased to $1,676,000 from $1,338,000 for the years ended December 31, 1997 and December 31, 1996, respectively. The increase is entirely attributable to an accelerated amortization of original loan costs and other fees associated with the refinancing of the Company's primary loan with Norwest. See "Liquidity" below. Without the approximately $340,000 representing amortization of loan costs and other fees associated with the repayment of the Norwest loan, which was recognized in the first quarter of 1997, the Company would have been profitable for the year ended December 31, 1997.

         The Company had a net loss in 1997 of $147,000, as compared to a net loss in 1996 of $242,000, a decrease in loss of $95,000. The net loss for the year ended December 31, 1997 was entirely due to the nonrecurring accelerated amortization of loan costs described in the prior paragraph. Any comparison between the two periods should also take into consideration the 1996 nonrecurring income as described above.


Years Ended December 31, 1996 and 1995
--------------------------------------

         Sales for the year ended December 31, 1996 increased by $145,000, or 3%, to $5,734,000 as compared to $5,589,000 for the year ended December 31, 1995. The increase in net sales was attributable to a 71% increase in distributorship and brokerage sales offset by a decrease of 36% in MDC inventory gross sales. The trend of overall increasing net sales and the shift to distributorship and brokerage sales is evidenced by 1997 sales as described above.

         Cost of goods sold for 1996 increased by $513,000, or 21%, to $2,975,000 from $2,462,000 in 1995. Cost of goods sold were 52% of sales in 1996 compared to 44% of net sales in 1995. The reduction in the gross margin percentage is a result of the increasing proportion of total sales represented by brokerage and distributorship transactions as opposed to MDC inventory where the margins are larger.

         Operating expenses for 1996 increased by $194,000, or 8% to $2,608,000 as compared to $2,414,000 for 1995. Operations of the Company and its subsidiaries for 1996 generated a profit of $151,000, as compared to $713,000 in the prior year. The reduction of $562,000 in the profit from operations in 1996 is attributable to an increase in operating expenses and a reduction in gross margin as a result of the shift in sales mix. Interest expense increased $175,000 or 15% from $1,163,000 in 1995 as compared with $1,338,000 in 1996. The major portion of the increase in general and administrative expenses resulted from additional staffing costs incurred to generate the increased distributorship and brokerage sales. Interest expense increased because of an increase in the rate charged by the Company's primary lender and because of the fees associated with several amendments to the Credit Agreement.

         During 1996, the Company recognized a nonrecurring gain of $949,000 from the recovery of a casualty insurance claim as a result of the 1994 earthquake. During 1995, the Company recognized a $4,759,000 gain on exchange of debt as a result of the exchange of preferred stock of a subsidiary for $6,809,000 of debt of that subsidiary. In addition, the Company recognized a nonrecurring gain of $183,000 from the sale of a subsidiary.

         As a result of the foregoing, the Company had a net loss in 1996 of $242,000, as compared to net income in 1995 of $4,547,000, a decrease of $4,789,000.

Liquidity
---------

         At December 31, 1997 the Company had working capital (current assets in excess of current liabilities) of $17,740,000 compared to working capital of $2,434,000 on December 31, 1996. The increase in liquidity is attributable principally to obtaining the NationsCredit credit facility and an increase in cash as a result of the Company's receipt of the proceeds of a sale of $10,000,000 principal amount of Debentures. See "Market For Common Shares and Related Shareholder Matters -- Issuance of Shares Without Registration." These changes, coupled with an increase in distributorship inventory, were partially offset by an increase in accounts payable and accrued liabilities.

         Operating activities used $2,681,000 and $350,000 of the Company's cash flow for the year ended December 31, 1997 and the prior year, respectively. The major usage of cash resulted in increases in inventory of $2,950,000 and accounts receivable of $448,000 and these were only partly offset by an increase in accounts payable of $375,000.

         As of January 1, 1997, the Company's outstanding amount on its Credit Agreement with Norwest was $6,232,000 at an interest rate of 15.25%.

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

         As of November 14, 1997, approximately $2,000,000 principal amount of Debentures were converted to 166,666 common shares at a price of $12.00 per share, leaving approximately $8,000,000 principal amount of Debentures outstanding on December 31, 1997.

Capital Resources
-----------------

         The Company's operations to date have been primarily funded through bank loans, sales of equity and debentures, and vendors deferred purchase notes.

         During 1996, the Company began a private placement transaction to non-United States persons pursuant to Regulation S of the Securities Act. 164,283 units (the "Units") representing 328,566 common shares and warrants to acquire 164,283 common shares at $6.25 per share (the "Warrants") were sold for $2,135,685 between September 1996 and March 1997. The Warrants are exercisable at anytime prior to the second anniversary of their issuance. Etablissement Pour le Placement Prive, Zurich Switzerland ("EPP"), acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,654,000 at December 31, 1996 and approximately $1,724,000 through March 1997. In connection with that offering, the Company issued, on or about June 26, 1997, additional warrants to acquire 32,857 common shares at $6.25 per share (the "Agent Warrants") pursuant to the terms of the Placement Agent Agreement, dated July 22, 1996, between the Company and EPP, as amended. The Agent Warrants are exercisable at any time prior to the second anniversary of their issuance. The Company has also agreed to pay EPP a fee of 5% of amounts received by the Company from the exercise of the Warrants.

         On April 18, 1997, the Company's wholly owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit at an annual interest rate of prime plus 3%. NationsCredit advanced $6,717,000 on April 18, 1997 which was used to repay the obligations owed to Norwest and other fees incurred in connection with the NationsCredit loan facility. In connection with the NationsCredit loan facility, the Company issued NationsCredit an option to acquire 40,000 common shares of the Company at a price of $6.25 per share. At December 31, 1997, approximately $7,047,000 of credit had been extended under the credit line.

         On or about June 27, 1997, the Company sold 15,774 common shares and warrants to acquire 2,881 common shares at $6.25 per share, for approximately $98,780. The warrants are exercisable at any time prior to the second anniversary of their issuance. The securities were sold to EPP in a private transaction in reliance on Regulation S under the Securities Act.

         On September 30, 1997, the Company completed the sale of $10,000,000 principal amount of its Debentures issued under an Indenture (the "Indenture") dated as of September 30, 1997, between the Company and EPP as Trustee. In connection with this sale, the Company issued, on September 30, 1997, 15,000 common shares, valued at $172,500, to EPP, to partially pay the Placement Fees. The Indenture was amended on February 20, 1998. See "Market for Common Shares and Related Shareholder Matters -- Issuance of Shares Without Registration."

         Effective October 13, 1997, the Company issued 5,000 common shares to EPP and agreed to pay a corporate development fee of $125,000 to EPP in connection with a future equity raising transaction. The common shares were issued in reliance on Regulation S under the Securities Act.

         As of November 14, 1997, pursuant to its Mandatory Conversion right, approximately $2,000,000 principal amount of Debentures were converted to 166,666 common shares at a price of $12.00 per share. On February 20, 1998, the Company amended the Debentures as set forth under "Market for Common Shares and Related Shareholder Matters -- Issuance of Shares Without Registration."

         In January 1998, the Company acquired Flightways by purchasing substantially all of the issued and outstanding shares of Flightways. The
Company paid approximately $2,900,000 in cash and retired approximately $1,100,000 in Flightways debt by refinancing such debt using the Company's credit facility.

         On January 20, 1998, the Company entered into a letter of intent with Skylock Industries Incorporated ("Skylock") to acquire 100% of the issued and outstanding shares of Skylock. The acquisition of Skylock is subject to the entering of a definitive agreement and verification of factual matters. There is no assurance the transaction will close.

         As of February 20, 1998, the Company received and accepted subscriptions for the sale of 26,333 units (the "1998 Units"), representing 210,664 common shares and warrants to acquire 52,666 common shares at $13.00 per share (the "1998 Warrants") for approximately $2,054,000. The 1998 Units were sold to accredited non-United States persons in reliance on Regulation S under the Securities Act. The 1998 Warrants are exercisable at any time prior to February 20, 2000.

         EPP acted as placement agent in connection with the offering of the 1998 Units and received a commission of 9% of the sale price of the Units sold, or approximately $185,000. EPP also received a corporate development fee of approximately $61,620, which was based on the number of Units sold.

         On April 2, 1997, the Board of Directors authorized and issued stock option contracts to purchase 100,000 common shares at $6.25 per share to officers and certain key employees of the Company. On August 7, 1997, stock option contracts to purchase an additional 270,000 common shares at $10.00 per share were issued to certain officers of the Company. On August 28, 1997, the Board of Directors authorized the issuance of options to certain directors, executive officers and employees to purchase 89,500 common shares at $8.25 per share pursuant to the Company's 1997 Omnibus Stock Option Plan. On January 16, 1998, as a part of the Flightways acquisition and in order to retain key management personnel and employees, the Company issued options to purchase 50,000 common shares, 10,000 of which were issued under the 1997 Omnibus Stock Option Plan, at $8.35 per share to key employees. On February 13, 1998, the Board of Directors adopted the 1998 Nonqualified Share Option Plan (the "1998 Plan") authorizing the issuance of options to purchase 167,600 common shares and issued options to purchase 119,600 common shares to certain directors, executive officers and employees of the Company and Flightways. Additional options have been reserved for attracting and rewarding nonexecutive employees and employees of acquisition targets. On March 16, 1998, the Company issued options to purchase 5,000 common shares under the 1998 Plan to an employee. For a description of the terms of the option plans and option contracts, see "Executive Compensation" below.

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

          The Company will continue to actively seek equity capital infusions. There is no assurance the Company will be successful in securing additional capital.

Forward-Looking Statements
--------------------------

         Statements regarding the Company's expectations as to its capital resources and certain other information presented in this Form 10-KSB constitute forward looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain future debt financing may be adversely affected by its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities; (v) growth or lack of growth of the commercial airline industry; (vi) the price and availability of aircraft parts and other materials;
(vii) the Company's ability to maintain existing customer and vendor relationships; (viii) successful execution of the Company's expansion plans;
(ix) the Company's ability to service its debt financing; and (x) competition and pricing pressures.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

         The financial statements, supplementary data and report of independent public accountants are filed as part of this report on pages F-1 through F-16.

The following financial statements of the Company are included beginning at page F-1.

  Independent Auditors' Report                                          F-1

  Consolidated Balance Sheets as of December 31, 1997 and 1996          F-2

  Consolidated Statements of Operations for the years ended
           December 31, 1997, 1996 and 1995                             F-3

  Consolidated Statements of Shareholders' Equity for the years
           ended December 31, 1997, 1996 and 1995                       F-4

  Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995                             F-5

  Notes to the Consolidated Financial Statements                F-6 through F-16

[Letterhead]

                     MOORE STEPHENS FRAZER AND TORBET, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

OFFICE: 1199 South Fairway Drive, Walnut, California 91789
MAIL: Post Office Box 3949, City of Industry, California 91744
Telephone: (909) 595-4624  Facsimile: (909) 594-2357
                                               e-mail: 75444,3314@compuserve.com
--------------------------------------------------------------------------------

The Board of Directors
Fields Aircraft Spares, Inc.
Fillmore, California

                          Independent Auditors' Report

         We have audited the accompanying consolidated balance sheets of Fields Aircraft Spares, Inc., formerly known as Fields Industrial Group, Inc., as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fields Aircraft Spares, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


                                   /s/ Moore Stephens Frazer and Torbet, LLP

                                   Certified Public Accountants

February 20, 1998

 MS An independently owned and operated member of Moore Stephens North America, Inc. - members in principal cities throughout North America
 Moore Stephens North America, Inc. is a member of Moore Stephens
 International Limited - members in principal cities throughout the world.

                          FIELDS AIRCRAFT SPARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,
                               ------------------


                                     ASSETS                                             1997                  1996
                                                                                        ----                  ----
CURRENT ASSETS:
    Cash and cash equivalents                                                    $       6,071,000      $         88,000
    Accounts receivable, net of allowance for
      doubtful accounts of $100,000  in 1997 and
      $50,000 in 1996                                                                    1,955,000             1,507,000
    Inventory                                                                           11,058,000             8,108,000
    Prepaid expenses                                                                       191,000               149,000
                                                                                 -----------------      ----------------
                 Total current assets                                            $      19,275,000      $      9,852,000
                                                                                 -----------------      ----------------

LAND, BUILDING AND EQUIPMENT:
    Land                                                                         $         210,000      $        210,000
    Building and building improvements                                                   1,065,000             1,061,000
    Furniture and equipment                                                                565,000               548,000
                                                                                 -----------------      ----------------

                 Totals                                                          $       1,840,000      $      1,819,000
    Less accumulated depreciation and amortization                                         830,000               734,000
                                                                                 -----------------      ----------------

                 Total land, building and equipment, net                         $       1,010,000      $      1,085,000
                                                                                 -----------------      ----------------

OTHER ASSETS:
    Debt issuance costs, net of accumulated
        amortization of $192,000  in 1997 and
        $388,000 in 1996                                                         $       1,267,000      $        300,000
    Other assets                                                                           629,000               262,000
                                                                                 -----------------      ----------------
                 Total other assets                                              $       1,896,000      $        562,000
                                                                                 -----------------      ----------------

                     Total assets                                                $      22,181,000      $     11,499,000
                                                                                 =================      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                       1997                  1996
                                                                                        ----                  ----
CURRENT LIABILITIES:
    Accounts payable                                                             $       1,239,000      $         864,000
    Accrued liabilities                                                                    241,000                230,000
    Income taxes payable                                                                                            1,000
    Current portion of notes payable                                                        55,000              6,323,000
                                                                                 -----------------      -----------------
                 Total current liabilities                                       $       1,535,000      $       7,418,000
                                                                                 -----------------      -----------------


LONG-TERM LIABILITIES:
    Notes payable, net of current portion                                        $      15,047,000      $         268,000
                                                                                 -----------------      -----------------


SHAREHOLDERS' EQUITY:
    Common stock                                                                 $         351,000      $         312,000
    Additional paid-in capital                                                           6,959,000              5,065,000
    Retained deficit                                                                    (1,711,000)            (1,564,000)
                                                                                 -----------------      -----------------

                 Total shareholders' equity                                      $       5,599,000      $       3,813,000
                                                                                 -----------------      -----------------

                       Total liabilities and shareholders' equity                $      22,181,000      $      11,499,000
                                                                                 =================      =================

         The accompanying notes are an integral part of this statement.

                          FIELDS AIRCRAFT SPARES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------



                                                                      1997                     1996                 1995
                                                                      ----                     ----                 ----
NET SALES                                                        $ 12,101,000           $     5,734,000        $     5,589,000

COST OF SALES                                                       7,214,000                 2,975,000              2,462,000
                                                                 ------------           ---------------        ---------------
GROSS PROFIT                                                     $  4,887,000           $     2,759,000        $     3,127,000
                                                                 ------------           ---------------        ---------------
OPERATING EXPENSES                                               $  3,349,000           $     2,608,000        $     2,414,000
                                                                 ------------           ---------------        ---------------
INCOME FROM OPERATIONS                                           $  1,538,000           $       151,000        $       713,000
                                                                 ------------           ---------------        ---------------
OTHER INCOME (EXPENSE):
     Casualty gain                                               $                      $       949,000        $           -
     Gain on exchange of debt                                                                       -                4,759,000
     Gain on sale of subsidiary                                                                     -                  183,000
     Interest expense, net                                         (1,676,000)               (1,338,000)            (1,163,000)
                                                                 ------------           ---------------        ---------------
              Total other income (expense)                       $ (1,676,000)          $      (389,000)       $     3,779,000
                                                                 ------------           ---------------        ---------------
(LOSS) INCOME BEFORE PROVISION (CREDIT) FOR INCOME TAXES         $   (138,000)          $      (238,000)       $     4,492,000

PROVISION (CREDIT) FOR INCOME TAXES                                     9,000                     4,000                (55,000)
                                                                 ------------           ---------------        ---------------
NET (LOSS) INCOME                                                $   (147,000)          $      (242,000)       $     4,547,000
                                                                 ============           ===============        ===============
NET (LOSS) INCOME PER SHARE (fully-diluted basis)                $       (.06)          $          (.13)       $          3.47
                                                                 ============           ===============        ===============
NET (LOSS) INCOME PER SHARE (primary basis)                      $       (.07)          $          (.13)       $          3.47
                                                                 ============           ===============        ===============

         The accompanying notes are an integral part of this statement.

                           FIELDS AIRCRAFT SPARES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------

                                                COMMON STOCK
                                         ----------------------------
                                            NUMBER                           ADDITIONAL                                 TOTAL
                                          OF SHARES                            PAID-IN            RETAINED          SHAREHOLDERS'
                                         OUTSTANDING          AMOUNT           CAPITAL             DEFICIT         EQUITY (DEFICIT)
                                         -----------          ------           -------             -------         ----------------
BALANCES, December 31, 1994                 944,352        $    47,000     $   1,376,000      $   (5,869,000)     $  (4,446,000)

     Issuance of common stock                40,000            250,000                                                  250,000

     Net income                                                                                    4,547,000          4,547,000
                                          ---------        -----------     -------------      --------------      -------------
BALANCES, December 31, 1995                 984,352        $   297,000     $   1,376,000      $   (1,322,000)     $     351,000

     Additional paid-in capital                                                2,050,000                              2,050,000

     Issuance of common stock               317,785             15,000         1,639,000                              1,654,000

     Net loss                                                                                       (242,000)          (242,000)
                                          ---------        -----------     -------------      --------------      -------------
BALANCES, December 31, 1996               1,302,137        $   312,000     $   5,065,000      $   (1,564,000)     $   3,813,000

     Issuance of common stock               777,434             39,000         1,894,000                              1,933,000

     Net loss                                                                                       (147,000)          (147,000)
                                          ---------        -----------     -------------      --------------      -------------
BALANCES, December 31, 1997               2,079,571        $   351,000     $   6,959,000      $   (1,711,000)     $   5,599,000
                                          =========        ===========     =============      ==============      =============

         The accompanying notes are an integral part of this statement.

                           FIELDS AIRCRAFT SPARES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                        --------------------------------



                                                                        1997                 1996                   1995
                                                                        ----                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                           $    (147,000)         $   (242,000)          $  4,547,000
     Adjustments  to reconcile  net (loss)  income to net cash used in operating activities:
         Depreciation                                                   99,000               120,000                 89,000
         Amortization of debt issuance costs                           422,000               211,000                177,000
         Loss on sale of assets                                                               51,000
         Gain on exchange of debt                                                                                (4,759,000)
         Gain on sale of subsidiary                                                                                (183,000)
         Increase in accounts receivable                              (448,000)             (226,000)              (925,000)
         (Increase) decrease in inventory                           (2,950,000)             (456,000)                84,000
         Increase in prepaid expenses                                  (42,000)               (3,000)               (93,000)
         Increase in other assets                                                           (272,000)               (81,000)
         Decrease in income tax refund receivable                                                                   711,000
         Increase (decrease) in accounts payable                       375,000               376,000               (225,000)
         Increase (decrease) in other accrued liabilities               11,000                91,000               (127,000)
         Decrease in income taxes payable                               (1,000)                                     (35,000)
                                                                 -------------          ------------           ------------
              Net cash used in operating activities              $  (2,681,000)         $   (350,000)          $   (820,000)
                                                                 -------------          ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, building and equipment                    $     (24,000)         $    (13,000)          $   (156,000)
                                                                 -------------          ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (payments) borrowings on line of credit                 $  (6,232,000)         $ (1,195,000)          $  1,250,000
     Principal payments on notes payable                            (2,094,000)             (193,000)               (64,000)
     Borrowings on notes payable                                    18,837,000                74,000                 64,000
     Costs associated with issuance of notes payable                (1,782,000)                                    (424,000)
     Net proceeds from issuance of common stock                        352,000             1,654,000                250,000
     Costs associated with the issuance of common stock               (393,000)
                                                                 -------------          ------------           ------------
              Net cash provided by financing activities          $   8,688,000          $    340,000           $  1,076,000
                                                                 -------------          ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $    5,983,000         $    (23,000)          $    100,000

CASH AND CASH EQUIVALENTS, beginning of year                            88,000               111,000                 11,000
                                                                 -------------          ------------           ------------
CASH AND CASH EQUIVALENTS, end of year                           $   6,071,000          $     88,000           $    111,000
                                                                 =============          ============           ============

         The accompanying notes are an integral part of this statement.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.       Summary of significant accounting policies
         ------------------------------------------

         a.       Principles of consolidation and company background
                  --------------------------------------------------

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly-owned subsidiaries Fields Aircraft Spares Incorporated (FASC), a California corporation and Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

                  The Group distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a brokerage basis.

         b.       Concentration of credit risk
                  ----------------------------

                  Substantially all of the Group's trade accounts receivables are due from companies in the aviation industry located throughout the United States and internationally. The Group performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses relating to customers in the airline industry have consistently been within management's expectations.

         c.       Concentration of sales
                  ----------------------

                  The Group had sales to foreign companies that amounted to 12%, 17% and 32% of total sales for the years ended December 31, 1997, 1996 and 1995, respectively.

                  For the year ended December 31, 1997, two customers accounted for sales of $1,706,000 and $1,395,000. For the year ended December 31, 1996, two customers accounted for sales of $657,000 and $351,000. For the year ended December 31, 1995, two customers accounted for sales of $801,000 and $790,000.

          d.       Cash and cash equivalents
                   -------------------------

                  For purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with a maturity of three months or less to be a cash equivalent.

                  The Group currently maintains cash in bank deposit accounts which exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances are approximately $4,575,000 as of December 31, 1997.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         e.       Inventory
                  ---------

                  Inventory is valued at the lower of cost or market value using the first-in, first-out method. Where a group of parts were purchased together as a lot, the cost of the lot was allocated to the individual parts by management pro rata to the list selling price at the time of purchase. Consistent with industry practice, inventory is carried as a current asset but all inventory is not expected to be sold within one year.

         f.       Land, building and equipment
                  ----------------------------

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 amounted to $99,000, $120,000 and $89,000, respectively.

         g.       Debt issuance costs
                  -------------------

                  Gross debt issuance costs of $1,459,000 less amortization of $192,000 relate to the issuance of new financing. Amortization of debt issuance costs for the years ended December 31, 1997, 1996 and 1995 amounted to $422,000, $211,000 and $177,000, respectively. The costs are amortized using the straight-line method over the life of the respective loans.

           h.     Revenue recognition
                  -------------------

                   The Group recognizes revenue from all types of sales under the accrual method of accounting when title transfers. Title transfers at the Group's facility.

           i.     Earnings per share
                  ------------------

                  In March 1995, FASI's shareholders authorized the reverse split of its common stock on the basis of fifty old shares for one new share. This reverse split was effective as of November 1995. All references herein to the number of shares are after the reverse split.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         i.       Earnings per share, (continued)
                  -------------------------------

                  Fully-diluted earnings per share was computed using 2,325,078, 1,840,543 and 1,312,469 shares for the years ended December 31, 1997, 1996 and 1995, respectively.

         j.       Income taxes
                  ------------

                  The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, state income taxes, bad debts, inventory, and depreciation.

                  The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of December 31, 1997 and 1996 consisted of the following:

                                                                   1997          1996
                                                                   ----          ----
        Deferred tax liability resulting from
          taxable temporary differences for
          accounting for inventory                         $  (314,000)      $ (314,000)
        Deferred tax asset resulting from
          deductible temporary differences
          for allowance for doubtful accounts                    6,000            4,000
        Deferred tax asset resulting from
          deductible temporary differences
          for utilization of net operating loss
          carryforwards for income tax purposes              1,078,000        1,344,000
        Valuation allowance resulting from the
          potential nonutilization of net operating
          loss carryforwards for income tax
          purposes                                            (770,000)      (1,034,000)
                                                              --------       ----------

          Total deferred income taxes                     $      -          $     -
                                                          ============      ===========

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


1.       Summary of significant accounting policies (continued)
         ------------------------------------------------------

         k.      Employee benefit plan
                 ---------------------

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the years ended December 31, 1997, 1996 and 1995.

         l.       Use of estimates
                  ----------------

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

2.       Shareholders' equity
         --------------------

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At December 31, 1997 and 1996, there were no shares of preferred stock issued or outstanding.

                  FASI has the following common stock as of December 31, 1997 and 1996:

                                                      1997            1996
                                                      ----            ----

                  Authorized                       5,000,000       2,000,000
                  Issued and outstanding           2,079,571       1,302,137
                  Par value                             $.05            $.05

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

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


2.       Shareholders' equity
         --------------------

                  FASI's common shares began quotation on the Nasdaq SmallCap Market on March 26, 1997. On April 4, 1997 the MDC Series A shares were exchanged by MDC for 564,194 common shares of FASI.

                  In 1996, FASI sold 317,785 shares of common stock and 158,893 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance.

                  In April 1997, the Group's wholly-owned subsidiaries entered into separate Loan and Security Agreements for an aggregate of up to $10,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an interest rate of prime plus 3%. In connection with the NationsCredit loan facility, FASI issued NationsCredit an option to acquire 40,000 common shares of FASI at a price of $6.25 per share.

                  In addition, during 1997, FASI issued 31,574 shares of common stock and 41,128 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. FASI issued another 15,000 of common stock in association with the issue of $10,000,000 at 8.50% subordinated debentures.

                  In September 1997, FASI closed the sale of these $10,000,000 Subordinated Redeemable Debentures due 2000 issued under an Indenture with Etablissement Pour le Placement Prive as Trustee. The Securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities which represented to FASI to be accredited non-U.S. persons.

                  The Debenture holders have a one-time right at any time between December 29, 1997 and September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% of the principal amount of such holder's Debentures into Common Shares at a conversion price equal to 85% of the average closing price of the Common Shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share. In the event that during any 20-day trading period, the average closing price of the Common Shares equals or exceeds $12.00 per share, FASI may require the conversion of up to 20% of the principal amount of outstanding Debentures at the Conversion Price. Pursuant to this, in November 1997, FASI required the conversion of $2,000,000 of Debentures in exchange for 166,666 of common shares at $12.00 per share.

                  The Debentures are redeemable, in whole or in part, at the option of the Group, at any time on or after March 31, 1999 at 100% of the principal amount plus accrued interest.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


3.       Notes payable
         -------------

                  The notes payable at December 31, 1997 and 1996 consisted of the following:

                                                              1997               1996
                                                              ----               ----
Subordinated debenture with fixed interest at 8.50%
    per annum, payable semi-annually, due 2000             $      8,000,000  $        -
Note payable to NationsCredit, secured by all
    assets of the Group, interest at prime plus 3.0%
    (11.5% at December 31, 1997), payable monthly,
    due 2000                                                     7,047,000
Line of credit from Norwest, secured by all assets
    of the Group, interest at prime plus 7.0%
    (15.25% at December 31, 1996), payable monthly                                   6,232,000
Note payable to bank, secured by land and building,
    payable monthly at $2,396 plus interest at prime
    plus 2% (10.25% at December 31, 1996)                                              331,000
Other notes payable                                                  55,000             28,000
                                                           ----------------  -----------------
             Total notes payable                           $     15,102,000  $       6,591,000
Less current portion                                                 55,000          6,323,000
                                                           ----------------  -----------------
                Notes payable, net of current portion      $     15,047,000  $         268,000
                                                           ================  =================


         Principal payment requirements on all notes payable based on terms explained above are as follows:

                 YEAR ENDING
                 DECEMBER 31,                             AMOUNT
                 ------------                             ------

                       1998                       $         55,000
                       1999                               -
                       2000                             15,047,000
                   Thereafter                             -


                  Total interest expense including the amortization of debt issuance costs for the years ended December 31, 1997, 1996 and 1995 amounted to $1,676,000, $1,338,000 and $1,163,000, respectively. Total interest paid for the years ended December 31, 1997, 1996 and 1995 amounted to $1,048,000, $1,706,000 and $936,000, respectively.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

4.       Provision (credit) for income taxes
         -----------------------------------

         The provision (credit) for income taxes for the years ended December 31 consisted of the following:
                                          1997       1996        1995
                                          ----       ----        ----
   CURRENT:
      Federal                        $            $          $  (55,000)
      State                             9,000        4,000
                                     --------     --------   ----------
        Total provision (credit) for
          income taxes               $  9,000     $  4,000   $  (55,000)
                                     ========     ========   ==========
                  Total income taxes paid in 1997, 1996 and 1995 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

                  YEAR ENDING
                  DECEMBER 31,                   FEDERAL            STATE
                  ------------                   -------            -----

                         1998                $                  $   750,000
                         1999                                       580,000
                         2000                                       126,000
                         2001                                       110,000
                         2008                    942,000             70,000
                         2009                  1,161,000
                         2010                    255,000
                         2011                    225,000
                         2012                    140,000

5.       Commitments
         -----------

                  The Group leases a warehouse and office facility under an operating lease. The minimum lease payments required under operating leases as of December 31, 1997 are as follows:

                  YEAR ENDING
                  DECEMBER 31,                           AMOUNT
                  ------------                           ------

                         1998                            $160,000
                         1999                             144,000
                         2000                             144,000
                         2001                             144,000
                         2002                              84,000
                         Thereafter                           -

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

5.       Commitments (continued)
         -----------------------

         The Group subleases the warehouse and office facility under an operating lease. As of December 31, 1997, the minimum lease payments to be received under this agreement total $687,500.

         Lease expense for the years ended December 31, 1997, 1996 and 1995 was $150,000, $102,000 and $84,000, respectively. Lease income for the year ended December 31, 1997 was $34,000.


6.       Related party transactions
         --------------------------

         The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.


 7.       Stock option plans
          ------------------

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

         On August 7, 1997 FASI issued options to employees of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Group meets the following two conditions;

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


7.       Stock options plans (continued)
         -------------------------------

the Group must raise at least $7,500,000 in additional debt or equity capital and the Group must have sales of at least $14,000,000 in any 12-month period. The options must vest by June 30, 1999 and will expire three years after the vesting date.

         On August 28, 1997, FASI issued options to employees of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002.

         The Group accounts for stock options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Group's stock option grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 "Accounting for Stock-Based Compensation", the Group's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                For the year ended
                                                 December 31, 1997
                                                 -----------------

     Net loss                  As reported       $     (147,000)
                                                 ==============
                               Pro forma         $   (1,136,000)
                                                 ==============
     Primary earnings
        per share              As reported       $         (.07)
                                                 ==============
                               Pro forma         $         (.55)
                                                 ==============
     Fully-diluted earnings
        per share              As reported       $         (.06)
                                                 ==============
                               Pro forma         $         (.49)
                                                 ==============

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the April 1997, August 7, 1997 and August 28, 1997 grants, respectively: risk-free interest rates of 6.4%, 5.7% and 6.0%; expected lives of two years for all three grants; and volatility of 78% for all three grants.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

7.       Stock options plans (continued)
         -------------------------------

         The first condition for vesting of the August 7, 1997 option grant was met in September 1997. The Group anticipates meeting the second vesting conditions of sales of $14,000,000 in any 12-month period in March 1998. Accordingly, the effect of these options on the above pro forma amounts was determined under the assumption that the options will vest in March 1998.

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


9.       Casualty gain
         -------------

         In April 1996, the Group reached a final settlement with its insurance company. Management elected to record a casualty gain as a result of the January 1994 earthquake. A gain of $949,000 was recorded in the financial statements in 1996 as a result of this transaction.


 10.      Subsequent events
          -----------------

         In January 1998, the Group completed the acquisition of Flightways Manufacturing, Inc. Flightways Manufacturing, Inc. is a manufacturer of plastic replacement components for commercial aircraft seats and interiors.

         Each share of Flightways Manufacturing, Inc. tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,866,000.

         The acquisition will be accounted for as a purchase in 1998. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for Flightways
Manufacturing, Inc. will be included with those of the Group for periods subsequent to the date of acquisition.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------

10.      Subsequent events (continued)
         -----------------------------

                  The excess of the purchase price over net assets acquired, which is expected to exceed $2,500,000, will be amortized over a period not exceeding 15 years.

                  The following unaudited pro forma data presents the consolidated results of operations as if the acquisition had been completed at January 1, 1997 and does not purport to be indicative of what would have occurred had the acquisition actually been made of that date or of results which may occur in the future.

               (UNAUDITED)                            1997
               -----------                            ----

         Net sales                        $        16,091,000
         Net income                       $           123,000
         Earnings per share:
              Fully diluted               $               .05
              Primary                     $               .06


         On February 20, 1998, the Group received and accepted subscription agreements for the sale of 210,664 shares of common stock and 52,666 warrants for approximately $2,054,000. Each warrant allows the holder to purchase one share of common stock for $13.00. The Securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities which represented to FASI to be accredited non-U.S. persons.

         On February 20, 1998, the Group entered into a Supplemental Indenture to the Indenture with Etablissement Pour le Placement Prive as trustee, relating to the 8.5% Subordinated Redeemable Debenture due 2000 described in Note 2. The Supplemental Indenture provides that the Debenture holders have the following additional rights: at any time between February 20, 1998 and June 30, 1998, each holder may convert 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $9.75 per share; at any time between February 20, 1998 and September 30, 1998, each holder may convert an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $11.00 per share; at any time between February 20, 1998 and December 31, 1998, each holder may convert an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $13.00 per share.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------
None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         Information regarding directors, executive officers, promoters and control persons of the Company and Management's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the sections "Executive Officers," "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 10.     EXECUTIVE COMPENSATION
--------     ----------------------

         Information regarding the compensation of the Company's executives appears under the section "Management Compensation" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Information regarding beneficial security ownership of the Company's equity securities appears under the section "Security Ownership of Directors, Nominees and Principal Security Holders" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
--------  ----------------------------------------------------

         Information regarding certain relationships and related transactions appears under the section "Transactions With Related Parties" in the Company's Proxy Statement to be filed within 120 days after December 31, 1997, with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
------------------------------------------

(a) Index to Exhibits
    -----------------

The following documents are included as exhibits.

  SEC   Exhibit                                                       Sequential
  No.   No.                 Description                                 Page No.
  ---   ---                 -----------                                 --------
     2   2.1    Stock Purchase Agreement by and among the Company
                and Sellers listed in Exhibit A to the agreement dated
                January 2, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                January 16, 1998 (the "January 1998 8-K"))

 SEC   Exhibit                                                       Sequential
  No.   No.                 Description                                 Page No.
  ---   ---                 -----------                                 --------

     3   3.1    Articles of Incorporation, as amended (Incorporated by
                reference to Exhibit 2.1 to the Company's Registration
                Statement on Form 10-SB, filed October 30, 1995 (the
                "Form 10-SB") and Exhibit 3.1.3 to the Company's
                Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997)

     3   3.2    Amended and Restated By-laws                                 27

     4   4.1    Form of Warrant Agreement (1996-97 Regulation S
                Private Placement) (Incorporated by reference to Exhibit
                4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended December
                31, 1996 (the "1996 10-KSB/A"), filed April 29, 1997)

     4   4.2    Form of Option Agreement to NationsCredit Commercial
                Funding (Incorporated by reference to Exhibit 4.2 to the 1996 10-KSB/A)

     4   4.3    Indenture for the 8.5% Subordinated Redeemable
                Debentures Due 2000, dated as of September 30, 1997, between the Company and Etablissement Pour le
                Placement Prive, as Trustee (the "Indenture").
                (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September
                30, 1997 (the "September 1997 8-K"))

     4   4.4    Form of 8.5% Subordinated Redeemable Debentures Due
                2000 (included in Exhibit A to Exhibit 4.3 above)
                (Incorporated by reference to Exhibit 4.2 to the September
                1997 8-K)

     4   4.5    First Supplemental Indenture, dated February 20, 1998, to
                the Indenture (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated
                February 20, 1998)

     4   4.6    Form of Warrant Agreement (1998 Regulation S Private
                Placement)                                                   50

     9   9.1    Voting Agreement dated February 7, 1995, among
                McDonnell Douglas Corporation, the Registrant, Peter
                Frohlich, Alan Fields, and Lawrence Troyna (Incorporated by reference to Exhibit 5.1 to the Form 10-SB)

     10  10.1   Debt Restructure Agreement dated February 7, 1995
                between McDonnell Douglas Corporation and the Registrant (Incorporated by reference to Exhibit 6.1 to the Form 10-SB)

 SEC   Exhibit                                                       Sequential
  No.   No.                 Description                                 Page No.
  ---   ---                 -----------                                 --------
     10   10.2   Securities Exchange Agreement dated February 7, 1995,
                 between McDonnell Douglas Corporation and the Registrant (Incorporated by reference to Exhibit 6.2 to the Form 10-SB)

     10   10.3   Discretionary Revolving Credit Facility and Credit and
                 Security Agreement dated February 9, 1995, between
                 Fields Aircraft Spares, Inc., a California corporation and
                 Norwest Business Credit, Inc. (Incorporated by reference to Exhibit 6.3 to the Form 10-SB)

     10   10.4   First Amendment to Credit Agreement, dated November
                 20, 1995  (Incorporated  by reference to Exhibit
                 6.4  to  Amendment   No.  1  to  the   Company's
                 Registration  Statement  on  Form  10-SB  ("Form
                 10-SB/A"), filed
                 January 29, 1996)

     10   10.5   Second Amendment to Credit Agreement, dated February
                 19, 1996 (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "1996 10-KSB), filed
                 March 28, 1997)

     10   10.6   Third Amendment to Credit Agreement, dated June 30,
                 1996 (Incorporated by reference to Exhibit 10.6 to the 1996 10-KSB)

     10   10.7   Fourth Amendment to Credit Agreement, dated August
                 1996 (Incorporated by reference to Exhibit 10.7 to the 1996 10-KSB)

     10   10.8   Fifth Amendment to Credit Agreement, dated January 1,
                 1997 (Incorporated by reference to Exhibit 10.8 to the 1996 10-KSB)

     10   10.9   Sixth Amendment to Credit Agreement, dated February 1,
                 1997 (Incorporated by reference to Exhibit 10.9 to the 1996 10-KSB)

     10  10.10   Seventh Amendment to Credit Agreement, dated March 1,
                 1997 (Incorporated by reference to Exhibit 10.10 to the 1996 10-KSB)

     10  10.11   Eighth Amendment to Credit Agreement, dated March
                 1997 (Incorporated by reference to Exhibit 10.11 to the 1996 10-KSB)320

     10  10.12   1995 Management Stock Option Plan (Incorporated by
                 reference to Exhibit 6.5 to Form 10-SB/A)

     10  10.13   1995 Employee Stock Option Plan (Incorporated by
                 reference to Exhibit 6.6 to Form 10-SB/A)

 SEC   Exhibit                                                       Sequential
  No.   No.                 Description                                 Page No.
  ---   ---                 -----------                                 --------
     10  10.14   Lease dated May 16, 1994, by and between Harold Pease       64
                 and Flightways Manufacturing, Inc.

     10  10.15   Loan Agreement between Fields Aircraft Spares
                 Incorporated and NationsCredit Commercial Funding, dated April 18, 1997 (Incorporated by reference to Exhibit
                 10.14 to 1996 Form 10-KSB/A)

     10  10.16   Loan Agreement between Fields Aero Management, Inc.
                 and NationsCredit Commercial Funding, dated April 18,
                 1997 (Incorporated by reference to Exhibit 10.15 to 1996
                 Form 10-KSB/A)

     10  10.17   Covenant not to Compete dated as of January 2, 1998, by
                 and among the Company, Flightways Manufacturing, Inc.
                 and Yung Ford (Incorporated by reference to Exhibit 10.1 to January 1998 8-K)

     10  10.18   Covenant not to Compete dated as of January 2, 1998, by
                 and among the Company, Flightways Manufacturing, Inc.
                 and Frank Scalise (Incorporated by reference to Exhibit
                 10.2 to January 1998 8-K)

     10  10.19   Covenant not to Compete dated as of January 2, 1998, by
                 and among the Company, Flightways Manufacturing, Inc.
                 and Christian J. Luhnow (Incorporated by reference to Exhibit 10.3 to January 1998 8-K)

     11  11.1   Statement re: Computation of Per Share Earnings              80

     21  21.1   Subsidiaries of Registrant                                   81

     27  27.1   Financial Data Schedule                                     LAST



(b) Reports on Form 8-K
    -------------------

         The Company filed a Report on Form 8-K, dated November 13, 1997, covering Item 5, Other Events, with respect to the mandatory conversion of approximately $2,000,000 principal amount of its 8.5% Subordinated Redeemable Debentures Due 2000.

         The Company filed a Report on Form 8-K, dated January 16, 1998, covering Item 2, Acquisition or Disposition of Assets.

         The Company filed a Report on Form 8-K, dated February 20, 1998, covering Item 9, Sales of Equity Securities Pursuant to Regulation S.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 7, 1998

                                                   FIELDS AIRCRAFT SPARES, INC.


                                                   By /s/ Alan M. Fields
                                                      -----------------------
                                                      Alan M. Fields
                                                      President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                         Title                    Date
---------                         -----                    ----


/s/ Alan M. Fields                Principal Executive
-------------------------------   Officer                  April 7, 1998
Alan M. Fields                    President and Director




/s/ Lawrence J. Troyna            Principal Financial      April 6, 1998
-------------------------------   Officer
Lawrence J. Troyna                Secretary and Director



/s/ Peter Frohlich                Chairman and Director    April 6, 1998
-------------------------------
Peter Frohlich



/s/ Leonard I. Fields             Director                 April 7, 1998
-------------------------------
Leonard I. Fields



/s/ Rt. Hon. Sir Jeremy Hanley    Director                 April 7, 1998
-------------------------------
Rt. Hon. Sir Jeremy Hanley



/s/ Mary L. Sprouse               Director                 April 6, 1998
-------------------------------
Mary L. Sprouse