Form 10KSB/A
period 1997-12-31
FIELDS AIRCRAFT SPARES INC
filed 1998-04-30
CIK 1002911

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

     As of December 31, 1997, 2,079,571 of the issuer's common shares were issued and outstanding, approximately 1,295,404 of which were held by non-affiliates. As of March 31, 1998, the aggregate market value of shares held by non-affiliates was approximately $12,630,189. The issuer believes that three shareholders, who as of March 31, 1998 are deemed to be greater than 5% shareholders, are not affiliates of the issuer because they do not participate in management decisions. See "Security Ownership of Certain Beneficial Owners and Management."

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

ITEM 1.  BUSINESS
-----------------
Development of the Company
--------------------------

         The primary business of the Company is the distribution and stocking of factory new spare parts applicable to various commercial aircraft models and the brokerage of a wide variety of new and reconditioned aircraft parts through its subsidiary Fields Aircraft Spares Incorporated, a California corporation ("FAS"). The Company has, through a subsidiary acquired in January 1998, begun to manufacture, on a selected basis, certain aircraft spare parts. Flightways Manufacturing, Inc. ("Flightways"), which the Company acquired, manufactures plastic replacement parts for aircraft cabin interiors. In April 1998, the Company acquired Skylock Industries ("Skylock"), a manufacturer of hardware and retaining devices for aircraft interiors, and intends to acquire other aircraft cabin interior parts manufacturing companies.

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

         In January 1998, the Company, through the acquisition of Flightways, expanded into the business of manufacturing aircraft cabin interior parts. The Company acquired Skylock in April 1998 and intends to acquire additional strategic manufacturing entities that will enhance the Company's ability to compete. In 1998, the Company expects that its business will be concentrated in the manufacturing and the distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models.

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

         In April 1998, the Company acquired 100% of the outstanding shares of Skylock. Skylock is a designer and manufacturer of hardware and retaining devices for aircraft interiors. Skylock focuses on using advanced technologies and manufacturing methods to optimize such critical elements as appearance, weight, ease of use and security.

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

         In connection with the MDC Agreement, the Company and MDC entered into a Securities Exchange Agreement of even date with the MDC Agreement (the
"Exchange Agreement"). The Exchange Agreement provided for the mandatory exchange of the Series A Shares for 25% of the issued and outstanding common shares of the Company on a fully diluted basis within 10 days following the date on which the common shares were approved for quotation, and were quoted for trading on, The Nasdaq Stock Market(SM) as a SmallCap issue. The Company exchanged the MDC Series A Shares for 564,194 common shares on April 4, 1997. The Exchange Agreement further provided for the Company to register the common shares issued to MDC in connection with the Exchange Agreement under certain circumstances.

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

Employees
---------

         At December 31, 1997, the Company had approximately 33 full-time employees. Following the acquisition of Flightways in January 1998, the number of employees increased to approximately 138 full-time employees. None of the employees are unionized. Management is of the opinion that its relationship with its employees is good. Management believes that, although unemployment has dropped substantially in the aviation industry, persons with requisite training and experience are available to meet Company needs if and when necessary.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

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


         The following chart provides more detailed information concerning the Company's properties as of March 31, 1998:

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

         The following table sets forth, for the fiscal quarters indicated, the high and low bid quotations as reported by the National Quotation Bureau until March 25, 1997 and thereafter by The Nasdaq Stock Market(SM). The quotations quoted by the National Quotation Bureau reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

     Period                                  1996                                            1997

                           High Bid              Low Bid                High Closing Price             Low Closing Price
                           --------              -------                ------------------             -----------------
First Quarter               ---                   ---                           $6.00**                      $2.50**

Second Quarter              $6.50*                $2.50*                         6.75                         5.00

Third Quarter               5.00                  4.00                          11.50                         4.75

Fourth Quarter              5.00                  2.50                          14.00                         8.00


         *        Beginning May 17, 1996
         ** From January 1, 1997 to March 25, 1997 prices represent the high and low bid. Thereafter price represents the closing price on The Nasdaq Stock Market(SM)

Shareholders
------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this Annual Report. The following tables illustrate certain selected financial information regarding the Company and its subsidiaries:

                                                      FOR THE YEAR ENDED DECEMBER 31,
Statement of Operations Data:                                1997                    1996                     1995
                                                             ----                    ----                     ----
Sales                                                        $12,101,000              $5,734,000               $5,589,000
Net (loss) income                                             $(147,000)              $(242,000)               $4,547,000
Net (loss) income per common share                                $(.07)                 $(0.13)                    $3.47

Balance Sheet Data: December 31,                             1997                    1996                     1995
                                                             ----                    ----                     ----
Total Assets                                                 $22,181,000             $11,499,000              $10,934,000
Current Liabilities                                           $1,535,000              $7,418,000               $8,533,000
Long Term Liabilities                                        $15,047,000                $268,000                      -0-
Minority Interest                                                  - 0 -                     -0-               $2,050,000
Shareholders' Equity                                          $5,599,000              $3,813,000                 $351,000


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


         The following table sets forth the Company's consolidated statement of operations for the periods indicated:

                                                                                  Fiscal Year
                                         -------------------------------------------------------------------------------------------
                                               1997                           1996                              1995
                                               ----                           ----                              ----
Statement of Operations                                                   (Dollars in
                                                                           Thousands)
     Net Sales                                 $12,101           100%          $5,734            100%          $5,589          100%
     Cost of Sales                               7,214            60            2,975             52            2,462           44
                                                ------           ---            -----            ---            -----          ---
         Gross Profit                            4,887            40            2,759             48            3,127           56
     Operating Expenses                          3,349            27            2,608             45            2,414           43
                                                ------           ---            -----            ---            -----          ---
Income From Operations                           1,538            13              151              3              713           13
     Other Income (Expense)
         Casualty Gain                               -             -              949             16                -            -
         Gain on Exchange of Debt                    -             -                -              -            4,759           85
         Gain on Sale of Subsidiary                  -             -                -              -              183            3
         Interest Expense, Net                  (1,676)          (14)          (1,338)           (23)          (1,163)         (21)
                                               -------          ----          -------           ----          -------         ----
               Total Other Income (Expense)     (1,676)          (14)            (389)            (7)           3,779           67
                                               -------          ----          -------           ----          -------         ----
(Loss) Income Before Taxes                        (138)           (1)            (238)            (4)           4,492           80
   Income Tax (Credit)                               9             -                4              -              (55)          (1)
                                               -------         -----          -------          -----          -------        -----
Net (Loss) Income                              $  (147)           (1%)         $ (242)            (4%)        $ 4,547           81%
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

         In April 1998, the Company acquired 100% of the issued and outstanding shares of Skylock by paying approximately $750,000 in cash, retiring approximately $100,000 in Skylock debt and issuing approximately 60,000 common shares of the Company. Eighty percent of the cash amount was paid and approximately 80% of the shares were issued at the closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 28, 1998 and April 27, 1999.

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

         On April 2, 1997, the Board of Directors authorized and issued share option contracts to purchase 100,000 common shares at $6.25 per share to officers and certain key employees of the Company. On August 7, 1997, share option contracts to purchase an additional 270,000 common shares at $10.00 per share were issued to certain officers of the Company. On August 28, 1997, the Board of Directors authorized the issuance of options to certain directors, executive officers and employees to purchase 89,500 common shares at $8.25 per share pursuant to the Company's 1997 Omnibus Stock Option Plan. On January 16, 1998, as a part of the Flightways acquisition and in order to retain key management personnel and employees, the Company issued options to purchase 50,000 common shares, 10,000 of which were issued under the 1997 Omnibus Stock Option Plan, at $8.35 per share to key employees. On February 13, 1998, the Board of Directors adopted the 1998 Nonqualified Share Option Plan, (the "1998 Option Plan") authorizing the issuance of options to purchase 167,600 common shares and issued options to purchase 119,600 common shares to certain directors, executive officers and employees of the Company and Flightways. Additional options have been reserved for attracting and rewarding nonexecutive employees and employees of acquisition targets. On March 16, 1998, the Company issued options to purchase 5,000 common shares under the 1998 Option Plan to an employee.

         The commitment to issue the August 7, 1997 options and the board of directors resolution was adopted at that time, but the actual issuance of the options did not occur until 1998. The final option agreements, as issued, included provisions that the options vest as to 50% of the total options on the last business day prior to the first anniversary of the grant date if the participant is an employee, consultant or director, and the remaining 50% vest on the last business day prior to the second anniversary of the grant date if the participant is still an employee, consultant or director. This provision will impact footnote 7 of the Company's financial statements in that net loss pro forma is decreased from $1,136,000 to $754,000; primary loss per share pro forma is decreased from $.55 to $.33 and fully diluted losses, pro forma is decreased from $.49 to $.32. For a description of the terms of the option plans and option contracts, see "Executive Compensation -- Share Option Plans" below.

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

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
---------------------------------------------------------------
ACCOUNTING  AND FINANCIAL DISCLOSURE
------------------------------------
None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
----------------------------------------------------
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------------

The following table lists all Directors and executive officers of the Company and their ages as of March 31, 1998:


NAME                   AGE           POSITION
----                   ---           --------
Peter Frohlich         56            Chairman of the Company;
                                     Chairman of FAS

Alan M. Fields         46            President, Chief Executive Officer and
                                     Director of the Company; President,
                                     Director and Chief Executive Officer of FAS

Lawrence J. Troyna     54            Chief Financial Officer, Secretary and
                                     Director of the Company; Chief Financial
                                     Officer, Secretary and Director of FAS

Leonard I. Fields      79            Director of the Company;
                                     Director of FAS

Mary L. Sprouse        49            Director of the Company

The Rt. Hon. Sir       52            Director of the Company
Jeremy Hanley KCMG

Neil E. O'Hara         44            Vice President of the Company; Senior Vice
                                     President of FAS

Christian J. Luhnow    33            President of Flightways


         All current Directors of the Company other than The Rt. Hon. Sir Jeremy Hanley KCMG were elected at the annual meeting of the shareholders held August 7, 1997. In July 1997, Carlos Sedillo, a Director and Secretary of the Company, died. The Directors appointed The Rt. Hon. Sir Jeremy Hanley KCMG as a new Director to fill the vacancy created by the death of Mr. Sedillo effective February 14, 1998.

         The Company's bylaws provide for staggered terms of Directors by dividing the Board of Directors into three groups, designated as Class I, Class II and Class III. Class I consists of two Directors, each to hold office until the annual meeting of shareholders in 1998; Class II consists of two Directors, each to hold office until the annual meeting of shareholders in 1999; Class III consists of two Directors, each to hold office until the annual meeting of shareholders in 2000; and in each case, until their successors are duly elected or until their earlier resignation, removal from office, or death. The Directors of each class are as follows:


Class I                           Class II                    Class III

The Rt. Hon. Sir Jeremy           Lawrence J. Troyna          Peter Frohlich
Hanley KCMG

Mary L. Sprouse                   Leonard I. Fields           Alan M. Fields


         Officers serve at the will of the Board of Directors. Independent Directors receive a monthly fee of $1,000 and Independent Committee Members receive $750 per month for serving on both the Audit and Compensation Committees. Leonard Fields receives a monthly fee of $1,000 for serving as a Director and a salary for services rendered as a part-time employee of the Company. Other Directors of the Company that are presently salaried employees of the Company are not otherwise compensated as Directors by payment of fees other than reimbursement for expenses related to their activities. The Company has granted options to Directors and paid Directors for services rendered in their capacities other than as Directors.

         Peter Frohlich is Chairman of the Company and Chairman of FAS. Mr. Frohlich is a chartered Certified Accountant in the United Kingdom. Mr. Frohlich was appointed Chairman of the Company in 1987. He resigned as Chairman in 1989 but remained as a Director until resigning as a Director in February 1991. Mr. Frohlich was re-appointed a Director and Chairman of the Company in March of 1992. From 1992 to 1997, Mr. Frohlich served as Chief Executive Officer of the Company.

         Alan M. Fields is President, Chief Executive Officer and a Director of the Company, Director and Chief Executive Officer and President of FAS and has served in various capacities since 1992. Mr. Fields filed personal bankruptcy in 1992. Mr. Fields is the son of Leonard I. Fields.

         Lawrence J. Troyna has served since 1992 as a Director and Chief Financial Officer of the Company and Chief Financial Officer, Secretary and Director of FAS. In 1997, he was appointed Secretary of the Company. Mr. Troyna has a law degree and is a Chartered Accountant.

         Leonard I. Fields has been a Director of the Company and a Director of FAS since January 1992. At various times since 1985, he has served in other capacities for the Company and its subsidiaries. Mr. Fields has a B.S. degree in Engineering. Mr. Fields is the father of Alan M. Fields.

         Mary L. Sprouse has been a Director of the Company since 1997. She has practiced law for 21 years and specializes in tax and business matters. Ms. Sprouse is the author of six books about taxes and personal finance and is a tax editor, columnist, or consultant to various business publications and to Intuit, a computer software firm. Ms. Sprouse has made numerous appearances on television and radio, and has been interviewed by and received publicity from several major newspapers and magazines. Ms. Sprouse has been in private practice as a business and tax attorney since 1981.

         The Rt. Hon. Sir Jeremy Hanley KCMG was appointed in February of 1998 as a Director of the Company to fill the vacancy created by the death of Carlos Sedillo in 1997. He became a Knight Commander of the Order of St. Michael and St. George in August 1997. Sir Jeremy Hanley is currently a director of Christchurch Group plc, a group of insurance companies; a director of ITE Group plc; an international exhibits company; chairman of International Trade and Investment Missions Ltd.; a director of Brass Tacks Publishing Group, Ltd., a contract publisher; chairman of Adval Group, Ltd., a training, consultancy and multi-media company; and a consultant on trade in the Far and Middle East. From 1983 to 1997, Sir Jeremy Hanley served as a member of Parliament in the United Kingdom. From 1995 to 1997, he was the Minister of State at the Foreign and Commonwealth Office. From 1994 to 1995, he served as a Cabinet Minister without Portfolio to the Prime Minister of the United Kingdom and as Chairman of the Conservative Party. He was also appointed Privy Counsellor in 1994. From 1993 to 1994, Sir Jeremy Hanley served as Minister of State for the Armed Forces, Ministry of Defense in the United Kingdom. From 1990 to 1993, he served as Parliamentary Under Secretary of State at the Northern Ireland Office.

         Neil E. O'Hara has served as Vice President of the Company since October 1993 and served as Senior Vice President of FAS since January 1998. He has concentrated on marketing and sales of the Company. Mr. O'Hara has over 18 years of management experience in aerospace. Mr. O'Hara worked eight years for American Airlines, rising to the position of Senior Manager of Purchasing and Material. In that position he oversaw all purchases of interior class I equipment. He then spent eight years at Weber Aircraft, where at various times he held the positions of Manager of Marketing & Sales, Manager of New Product Development, and finally Director of Customer Services and Program Management. While in that position, Mr. O'Hara was responsible for all spare parts sales and pricing and had total management control over new programs and new product development.

         Christian J. Luhnow has served as President of Flightways since March 1994. Prior to his employment at Flightways, Mr. Luhnow became in 1992 a principal at Beowulf Holdings Corporation, a venture capital firm.

Board of Committees and Meetings
--------------------------------

         In February 1998, the Board of Directors created an audit committee and a compensation committee. The audit committee currently consists of Lawrence J. Troyna, The Rt. Hon. Sir Jeremy Hanley KCMG and Mary L. Sprouse. Sir Jeremy Hanley and Ms. Sprouse are both Independent Directors. The compensation committee currently consists of Alan M. Fields, The Rt. Hon. Sir Jeremy Hanley KCMG and Mary L. Sprouse.

                      COMPLIANCE WITH SECTION 16(a) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers. Executive officers, Directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all required applicable 16(a) reports were timely filed during 1997.

ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

                             EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three full fiscal years to the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers whose annual salary and bonus for the fiscal year 1997 exceeded $100,000 (the "Named Executive Officers").

                                            Summary Compensation Table
                                            --------------------------

                                   Annual Compensation                                      Long-Term Compensation
                                   -------------------                                      ----------------------

                                                                                            Securities
Name and Principal                                                      Other Annual        Underlying          All other
Position               Year         Salary($)         Bonus($)          Compensation($)     Options(#)          Compensation
------------------     ----         ---------         --------          ---------------     ----------          ------------
Peter Frohlich(1)      1997(2)      $142,250          $10,000                               137,000(3)
Chairman               1996(4)      $130,000           22,500                                 --
                       1995         $130,000            --                                   19,800


Alan M. Fields(1)      1997(2)      $141,950          $10,000           $1,748              137,000(3)
President and Chief    1996(4)      $130,000          $22,500           $2,800                --
Executive Officer      1995         $130,000            --              $2,800               19,800


Lawrence J. Troyna     1997(2)      $142,250          $10,000                               137,000(3)
Chief Financial        1996(4)      $130,000          $22,500                                 --
Officer                1995         $130,000            --                                   19,800


Neil O'Hara            1997(5)      $ 88,200          $40,617           $6,000               23,000(6)
Vice President         1996(7)      $ 83,252          $29,838           $6,000                --
                       1995         $ 78,000          $23,625           $6,000                7,125



(1) Mr. Frohlich resigned as Chief Executive Officer on August 7, 1997 and Mr. Fields was made Chief Executive Officer on the same date.

(2) Does not include salary of $7,500 earned by Mr. Fields in 1996 and $10,000 earned by each of Mr. Frohlich and Mr. Troyna in 1996, which was paid in 1997. Does not include $10,000 bonus to each of Messrs. Frohlich, Fields and Troyna that was earned in 1996 but paid in 1997. Includes $10,000 bonus to each of Messrs. Frohlich, Fields and Troyna that was earned in 1997 but paid in 1998.

(3) Does not include options to acquire 20,000 common shares at $10.00 per share granted in 1998 to each of Messrs. Frohlich, Fields and Troyna, which are not qualified stock options for federal tax purposes.

(4) Does not include $15,773 paid to Mr. Fields in 1996 and $2,500 paid to each of Mr. Frohlich and Mr. Troyna in 1996 for amounts earned in 1995. Includes salary of $7,500 earned by Mr. Fields in 1996 and $10,000 earned by each of Mr. Frohlich and Mr. Troyna in 1996, which was paid in 1997. Includes $10,000 bonus to each of Messrs. Frohlich, Fields and Troyna that was earned in 1996 but paid in 1997.

(5) Does not include $5,000 bonus that was earned in 1996 but paid in 1997. Includes $10,000 bonus that was earned in 1997 but paid in 1998.

(6) Does not include options to acquire 20,000 common shares at $10.00 per share granted in 1998, which are not qualified stock options for federal tax purposes.

(7)      Includes $5,000 bonus that was earned in 1996 but paid in 1997.

         The Company through FAS has a 401(k) plan and a retirement trust but no other retirement, pension or profit sharing plans for the benefit of the Company's officers, Directors and employees. Each of the 401(k) plan and the retirement trust are defined contribution plans. The Company may, at its discretion, make matching contributions to the 401(k) plan. However, to date, no matching contributions have been made. The Company is studying the feasibility of making matching contributions in order to enhance its ability to attract and retain employees. The Company does provide health insurance and life and disability insurance for its employees.

The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, Directors and employees.

Option Grants and Exercises in Fiscal Year 1997
-----------------------------------------------

         The following tables set forth information with respect to the stock options granted to the Named Executive Officers under the Company's stock option plans and the options exercised by such Named Executive Officers during the fiscal year ended December 31, 1997 and the options held by the Named Executive Officers at December 31, 1997. See "Executive Compensation -- Share Option Plans" for description of the terms of the options.


                                                               OPTION GRANTS IN LAST FISCAL YEAR
                                                                     Individual Grants


                                      Number of
                                     Securities             Percent of Total
                                     Underlying               Options/SARs            Exercise or
                                   Options Granted             Granted to              Base Price             Expiration
Name                               in Fiscal Year               Employees              ($/share)                Date
----                               --------------               ---------              ---------                ----
Peter Frohlich                        30,000(1)                                               $6.25          04/02/2000
                                      87,000(2)                    30%                       $10.00              (3)
                                      20,000(4)                                               $8.25          08/28/2002

Alan M. Fields                        30,000(1)                                               $6.25          04/02/2000
                                      87,000(2)                    30%                       $10.00              (3)
                                      20,000(4)                                               $8.25          08/28/2002

Lawrence J. Troyna                    30,000(1)                                               $6.25          04/02/2000
                                      87,000(2)                    30%                       $10.00              (3)
                                      20,000(4)                                               $8.25          08/28/2002

Neil O'Hara                            4,000(1)                                               $6.25          04/02/2000
                                       9,000(2)                     5%                       $10.00              (3)
                                      10,000(4)                                               $8.25          08/28/2002

(1)      50% of the options  have vested and are exercisable  and 50% vest April
         1, 1999.

(2) 50% of the options vest August 6, 1998 and 50% vest August 6, 1999 subject to satisfaction of performance conditions.

(3) 50% of the options expire August 6, 2001 and 50% expire August 6, 2002 subject to satisfaction of performance conditions.

(4)      50% of the  options vest on  August 27, 1998  and 50% vest  August  27,
         1999.


Aggregated Option Exercises and Year-End Option Values in 1997
--------------------------------------------------------------

         The following table summarizes for the Named Executive Officers of the Company the number of stock options, if any, exercised during Fiscal Year 1997, the aggregate dollar value realized upon exercise, the total number of unexercised options held at December 31, 1997 and the aggregate dollar value of in-the-money unexercised options, if any, held at December 31, 1995. Value realized upon exercise is the difference between the fair market value of the underlying stock on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at December 31, 1997 is the difference between its exercise price and the fair market value of the underlying stock on December 31, 1997. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the common shares on the actual date of exercise. There can be no assurance that these values will be realized. See "-Stock Option Plan" below for a description of the terms of the options.


                                  Aggregate Option Exercises in Fiscal Year 1997
                                         and Fiscal Year-End Option Values


                                                          Number of Unexercised Options at      Value of Unexercised In-The-Money
                                                                      12/31/97                        Options at 12/31/97(1)


                       Shares
                       Acquired              Value
        Name           on Exercise(#)     Realized($)     # Exercisable     # Unexercisable      $ Exercisable       $ Unexercisable
        ----           --------------     -----------     -------------     ---------------      -------------       ---------------

Peter Frohlich              None              N/A            13,200            143,600            $74,250(2)           $115,875(3)

Alan M. Fields              None              N/A            13,200            143,600            $74,250(2)           $115,875(3)

Lawrence J. Troyna          None              N/A            13,200            143,600            $74,250(2)           $115,875(3)

Neil O'Hara                 None              N/A             4,750             25,375             $26,719(2)          $ 26,609(4)


(1)  The closing bid price of the common shares on December 31, 1997 was $8.625.

(2) The exercise price of the options is $3.00.

(3) The exercise price of 6,600 options is $3.00, of 30,000 options is $6.25, of 20,000 options is $8.25 and of 87,000 options is $10.00.

(4) The exercise price of 2,375 options is $3.00, of 4,000 options is $6.25, of 10,000 options is $8.25 and of 9,000 options is $10.00.



Employment Contracts and Termination of Employment and Change-In-Control
------------------------------------------------------------------------
Arrangements.
-------------

         In late January of 1998 and effective January 1, 1998, the Company entered into three-year Employment Agreements ("Agreements") with each of Peter Frohlich, Lawrence J. Troyna and Alan M. Fields (the "Current Executive Officers"), which are automatically renewable for additional one-year periods unless terminated by either the Current Executive Officer or the Company as provided in the Agreements. The terms of employment provide for a base salary to each of the Current Executive Officers of $190,000 per year other than Mr. Fields who receives $240,000 per year. Base salaries commence February 1, 1998 and escalate at a rate based on the Consumer Price Index (All Urban Consumers) but in no event less than 5% per year. In addition, the Current Executive Officers are entitled to bonuses each year of an amount equal to 3% of the Company's net income before taxes in any fiscal year not to exceed $40,000 (adjusted by the Consumer Price Index but not less than 5%). Additional bonuses may be paid at the discretion of the Company and a bonus of one week's salary shall be paid at the end of the year. A monthly automobile allowance of $700 is paid to Current Executive Officers other than Mr. Fields who is provided a Lexus LS400 or comparable auto with all expenses paid. The Current Executive Officers receive all benefits available to other employees of the Company. Any termination of the Agreements other than for cause requires the Company to pay the employee the greater of two years annual salary at the employee's then rate of compensation or the annual salary at the employee's then current rate for the remaining term of the Agreement. Upon death or disability of the employee, the Company is required to pay one year of annual salary to the employee's estate (or in the case of disability, less the amount actually paid pursuant to a disability policy).

Share Option Plans
------------------

         In November 1995, the Company adopted a Management Stock Option Plan ("Management Plan") and an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, the Company issued options to five individuals involved in the management of the Company to acquire up to 69,025 common shares of the Company at a purchase price of $3.00 per share subject to vesting requirements, which included the Company obtaining sales during a 12-month period of $7,500,000 and an average closing price for the Company's common shares for a three-month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The options must vest by November 1998 and must be exercised within three years of vesting. The first one-third of these options vested as of June 1, 1997 and the second one-third vested as of November 1, 1997. Pursuant to the Employee Plan, the Company issued options to acquire 13,500 common shares of the Company to 20 employees of the Company at a purchase price of $3.00 per share subject to vesting requirements, which included the Company obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. These options vested as of June 1, 1997 and must be exercised by June 1, 1999. Neither the Management Plan nor the Employee Plan provide for any further options to be issued.

         On April 2, 1997, the Board of Directors authorized and granted share options to key employees (including the Named Executive Officers) and Directors providing for options to acquire an aggregate of 100,000 common shares at a price of $6.25 per share subject to vesting requirements, which include the Company obtaining sales of $10,000,000 in any 12-month period. Half of the options have vested and the remainder vest April 1, 1999. The options expire on April 2, 2000.

         On August 7, 1997, the Board of Directors granted share options to the Named Executive Officers providing for options to acquire an aggregate of 270,000 common shares at a price of $10.00 per share subject to vesting requirements, which include the Company obtaining sales of $14,000,000 in any 12-month period and raising $7,500,000 in additional capital. Subject to satisfaction of these performance conditions, half of the options will vest on August 6, 1998 and the remainder will vest on August 6, 1999. The options expire three years after vesting.

         In 1997, the Company adopted the 1997 Omnibus Stock Option Plan (the "Omnibus Option Plan") to enable the Company to issue up to 100,000 common shares to key employees, directors and consultants. On August 28, 1997, the Board of Directors authorized and granted share options pursuant to the Omnibus Option Plan to key employees (including the Named Executive Officers) and Directors providing for options to acquire an aggregate of 89,500 common shares at a price of $8.25 per share. Half of the options will vest on August 27, 1998, and the remainder will vest on August 27, 1999. The options expire on August 28, 2002.

         On January 16, 1998, the Board authorized and granted share options pursuant to the Omnibus Option Plan to Mr. Luhnow providing for options to acquire an aggregate of 10,000 common shares at a price of $8.35 per share. Half of the options will vest on January 15, 1999, and the remainder will vest on January 14, 2000. The Options will expire January 16, 2003. In addition, the Board authorized and issued to Mr. Luhnow and key employees of Flightways additional options to acquire 40,000 common shares at a price of $8.35 per share subject to vesting requirements, which include Flightways sales of $5,000,000 in any 12-month period prior to January 16, 2000. Subject to satisfaction of these performance conditions, half of the options vest on January 15, 1999, and the remainder vest on January 15, 2000. The options expire three years after vesting.

         On February 13, 1998, the Board adopted the Company's 1998 Nonqualified Share Option Plan (the "1998 Option Plan") to enable the Company to issue up to 167,600 common shares to employees, Directors and consultants. On February 13, 1998, the Board authorized and granted options pursuant to the 1998 Option Plan to employees (including the Named Executive Officers) and directors providing for options to acquire an aggregate of 119,600 common shares at a price of $10.00 per share subject to vesting requirements, which include, if the grantee is an employee, Director or consultant of the parent or FAS, sales of $20,000,000 in any 12-month period prior to February 13, 2000, or if the grantee is an employee, Director or consultant of Flightways, sales of $5,000,000 in any 12-month period prior to February 13, 2000. Subject to satisfaction of these performance conditions, half of the options vest on February 12, 1999, and the remainder vest on February 11, 2000. The options expire on February 13, 2003.

         On March 16, 1998, the Board authorized and granted 5,000 options to an employee pursuant to the 1998 Option Plan. Half of the options vest on March 15, 1999, and the remainder vest on March 15, 2000, subject to the performance of the Company as set forth in the previous paragraph, and expire March 16, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The following  table sets forth the  ownership of the Company's  common shares by each person who owned of record, or was known to own beneficially, more than 5% as of March 31, 1998. As of March 31, 1998, there were 2,290,235 common shares and no preferred shares outstanding. The table also sets forth the holdings of common shares by all Directors, each of the Named Executive Officers and by all Directors and current executive officers as a group.

Names and Addresses                                                  Number of Common                        Percent of
Principal Shareholders                                               Shares Owned*                              Class**
----------------------                                               -------------                              -------
McDonnell Douglas Corporation                                        564,194                                      24.6%
P.O. Box 516
McDonnell Blvd. at Airport Road
St. Louis, MO  63166-0516

Swiss Bank Corporation(1)                                            540,636***                                   21.1%
Max Hoeggerstrasse 80
8010 Zurich, Switzerland

Faro Invest Vermoegensberatung AG(2)                                 296,546***                                   11.7%
Austrasse 49
FL-9495 Triesen, Liechenstein

Centrum Bank AG(3)                                                   177,943***                                    7.3%
Heiligkreuz 8
Postfach 1168
FL-9490 Vaduz, Leichtenstein

Names and Addresses of
Executive Officers and Directors

Peter Frohlich (4)                                                    83,127                                       3.6%
128 Mount Street
London W1Y5HA, U.K.

Alan M. Fields (5)                                                    94,153                                       4.1%
341 "A" Street
Fillmore, CA  93015-1931

Lawrence J. Troyna (6)                                                85,126                                       3.7%
128 Mount Street
London W1Y5HA, U.K.

Leonard I. Fields (7)                                                 32,245                                       1.4%
341 "A" Street
Fillmore, CA  93015-1931

The Rt. Hon. Sir Jeremy Hanley KCMG (8)                                 --                                           --
128 Mount Street
London W1Y5HA, U.K.




Mary Sprouse (9)                                                      12,508                                          +
341 "A" Street
Fillmore, CA  93015-1931

Neil E. O'Hara (10)                                                   14,751                                          +
341 "A" Street
Fillmore, CA  93015-1931

All current executive officers and Directors as a                    311,822                                      13.1%
group (8 persons)


* Shares are held beneficially and of record and each shareholder has sole voting and investment power unless otherwise noted. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the record date upon the exercise of options or warrants or conversion of convertible securities.

** Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible debentures that are held by such person (but not those held by any other person) and exercisable or convertible in such period have been exercised.

*** Shares are held of record. The Company has no knowledge whether such shareholder is also the beneficial owner or has sole voting and investment power.

+        Less than 1%.

(1)      The 540,636 shares reported by Swiss Bank Corporation include:

         a. warrants to acquire 70,000 shares at $6.25 per share, which are currently exercisable until September 30, 1998;

         b. warrants to acquire 18,000 shares at $13.00 per share, which are currently exercisable until February 20, 2000; and

         c. the $2,100,000 principal amount of Debentures currently convertible into 187,236 shares at the following prices:
                  $600,000 at $9.75 per share until June 30,  1998;  $600,000 at
                  $11.00 per share until September 30, 1998;  $600,000 at $13.00 per share until December 31, 1998; and $300,000 at the greater of 85% of the 20-day average close or $12.00 per share until September 27, 2000.

(2) The 296,546 shares reported for Faro Invest Vermoegensberatung AG include the $2,625,000 principal amount of Debentures currently convertible into 234,046 shares at the following prices: 750,000 at $9.75 per share until June 30, 1998; 750,000 at $11.00 per share until September 30, 1998; 750,000 at $13.00 per share until December 31, 1998; and 375,000 at the greater of 85% of the 20-day average close or $12.00 per share until September 27, 2000.

(3)      The 177,943 shares reported by Centrum Bank AG include:

         a. warrants to acquire 14,000 shares at $6.25 per share, which are currently exercisable until October 14, 1998;

         b. warrants to acquire 3,846 shares at $13.00 per share, which are currently exercisable until February 20, 2000; and

         c. the $1,281,000 principal amount of Debentures currently convertible into 114,213 shares at the following prices:
                  $366,000 at $9.75 per share until June 30,  1998;  $366,000 at
                  $11.00 per share until September 30, 1998;  $366,000 at $13.00 per share until December 31, 1998; and $183,000 at the greater of 85% of the 20-day average close or $12.00 per share until September 27, 2000.

(4) Includes 19,927 shares held by Mr. Frohlich's spouse, Sylvia Frohlich. In addition, Mr. Frohlich has the following options to acquire common shares:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which are subject to vesting upon an average closing price for the Company's common shares for a three-month period of $12.00 per share prior to November 29, 1998;

         b. 30,000 shares, 15,000 of which have vested, are exercisable and are included in the table, and 15,000 of which vest April 1, 1999;

         c. 87,000 shares, none of which have vested and which vest 43,500 on August 6, 1998 and 43,500 on August 6, 1999 subject to satisfaction of performance conditions;

         d. 20,000 shares, none of which have vested and which vest 10,000 on August 27, 1998 and 10,000 on August 27, 1999; and

         e. 20,000 shares, none of which have vested and which vest 10,000 on February 12, 1999 and 10,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

(5) Includes 12,000 shares owned by Alan Fields' spouse, Nancy Fields. Also includes 26,486 shares held beneficially but not of record by Alan Fields. Does not include 13,488 shares owned by Alan Fields's children through trusts created and funded by Leonard Fields and shares owned by his father Leonard Fields. In addition, Alan Fields has the following options to acquire common shares:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which are subject to vesting upon an average closing price for the Company's common shares for a three-month period of $12.00 per share prior to November 29, 1998;

         b. 30,000 shares, 15,000 of which have vested, are exercisable and are included in the table, and 15,000 of which vest April 1, 1999;

         c. 87,000 shares, none of which have vested and which vest 43,500 on August 6, 1998 and 43,500 on August 6, 1999 subject to satisfaction of performance conditions;

         d. 20,000 shares, none of which have vested and which vest 10,000 on August 27, 1998 and 10,000 on August 27, 1999; and

         e. 20,000 shares, none of which have vested and which vest 10,000 on February 12, 1999 and 10,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

(6) Includes 20,000 shares owned by Mr. Troyna's spouse, Susan Troyna. In addition, Mr. Troyna has the following options to acquire common shares:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which are subject to vesting upon an average closing price for the Company's common shares for a three-month period of $12.00 per share prior to November 29, 1998;

         b. 30,000 shares, 15,000 of which have vested, are exercisable and are included in the table, and 15,000 of which vest April 1, 1999;

         c. 87,000 shares, none of which have vested and which vest 43,500 on August 6, 1998 and 43,500 on August 6, 1999;

         d. 20,000 shares, none of which have vested and which vest 10,000 on August 27, 1998 and 10,000 on August 27, 1999 subject to satisfaction of performance conditions; and

         e. 20,000 shares, none of which have vested and which vest 10,000 on February 12, 1999 and 10,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

(7) Includes 13,488 shares owned by Alan Fields' children through trusts created and funded by Leonard Fields. Mr. Fields disclaims beneficial ownership of such shares. Includes 3,000 shares held beneficially but not of record. Does not include 24,486 shares held of record but not beneficially. Does not include shares owned by relatives of Leonard Fields, including his son Alan Fields, an officer and director of the Company. In addition, Mr. Fields has the following options to acquire common shares:

         a. 1,000 shares, 500 of which have vested, are exercisable and are included in the table, and 500 of which vest April 1, 1999;

         b. 2,000 shares, none of which have vested and which vest 1,000 on August 27, 1998 and 1,000 on August 27, 1999; and

         c. 2,000 shares, none of which have vested and which vest 1,000 on February 12, 1999 and 1,000 on February 11, 2000 subject to serving six months as a Director and the Company having sales of $20 million in any 12-month period prior to February 13, 1999.

(8) Sir Jeremy Hanley was granted in February 1998 an option to acquire 2,000 shares, none of which have vested and which vest 1,000 on February 12, 1999 and 1,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

(9) Includes 10,088 shares owned by Alan Fields' children through a trust created and funded by Leonard Fields. Such shares have also been reported as being under the control of Leonard Fields. Ms. Sprouse has voting control of such shares. In addition, Ms. Sprouse has the following options to acquire common shares:

         a. 2,000 shares, none of which have vested and which vest 1,000 on August 27, 1998 and 1,000 on August 27, 1999; and

         b. 2,000 shares, none of which have vested and which vest 1,000 on February 12, 1999 and 1,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

(10) In addition, Mr. O'Hara has the following options to acquire common shares:

         a. 7,125 shares, 4,750 of which have vested, are exercisable and are included in the table, and 2,375 of which are subject to vesting upon an average closing price for the Company's common shares for a three month period of $12.00 per share prior to November 29, 1998;

         b. 4,000 shares, 2,000 of which have vested, are exercisable and are included in the table, and 2,000 of which vest April 1, 1999 based on employment;

         c. 9,000 shares, none of which have vested and which vest 4,500 on August 6, 1998 and 4,500 on August 6, 1999 subject to satisfaction of performance conditions;

         d. 10,000 shares, none of which have vested and which vest 5,000 on August 27, 1998 and 5,000 on August 27, 1999; and

         e. 20,000 shares, none of which have vested and which vest 10,000 on February 12, 1999 and 10,000 on February 11, 2000 subject to the Company having sales of $20 million in any 12-month period prior to February 13, 2000.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         Except as set forth below, the Company has not entered into any transactions with officers and directors of the Company or their affiliates that may involve conflicts of interest or were other than arms' length transactions.

         The Company paid approximately $32,533 and $39,000 (on an estimated average conversion rate of $1.60 and $1.67, respectively, to each British Pound) during calendar years 1996 and 1997, respectively, to Belgravia Financial Services Limited for rent, telephone and medical insurance expenses in connection with a sales office in London, England during 1996 and 1997. Amounts paid to Belgravia Financial Services Limited represent its actual costs, except that Belgravia Financial Services Limited pays a portion of rent expenses in London without reimbursement from the Company. Peter Frohlich and Lawrence Troyna are officers, directors and shareholders of Belgravia Financial Services Limited.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
------------------------------------------

(a) Index to Exhibits

The following documents are included as exhibits.



            Exhibit
  SEC No.     No.                        Description
  -------     ---                        -----------
     2        2.1      Stock  Purchase Agreement by  and among  the Company  and
                       Sellers  listed  in  Exhibit  A to  the  agreement  dated
                       January 2, 1998 (Incorporated by reference to Exhibit 2.1
                       to the Company's Current Report on Form 8-K dated January
                       16, 1998 (the "January 1998 8-K"))
     3        3.1      Articles of  Incorporation, as  amended (Incorporated  by
                       reference  to Exhibit 2.1 to the  Company's  Registration
                       Statement  on Form  10-SB,  filed  October  30, 1995 (the
                       "Form   10-SB")  and  Exhibit   3.1.3  to  the  Company's
                       Quarterly  Report on Form  10-QSB for the fiscal  quarter
                       ended June 30, 1997)
     3        3.2      Amended and Restated By-laws
     4        4.1      Form of Warrant  Agreement (1996-97  Regulation S Private
                       Placement)  (Incorporated  by reference to Exhibit 4.1 to
                       Amendment  No. 1 to the  Company's  Annual Report on Form
                       10-KSB/A for the fiscal year ended December 31, 1996 (the
                       "1996 10-KSB/A"), filed April 29, 1997)
     4        4.2      Form of  Option  Agreement  to  NationsCredit  Commercial
                       Funding  (Incorporated by reference to Exhibit 4.2 to the
                       1996 10-KSB/A)
     4        4.3      Indenture for the 8.5% Subordinated Redeemable Debentures
                       Due 2000,  dated as of September  30,  1997,  between the
                       Company and  Etablissement  Pour le Placement  Prive,  as
                       Trustee (the "Indenture").  (Incorporated by reference to
                       Exhibit 4.1 to the Company's  Current  Report on Form 8-K
                       dated September 30, 1997 (the "September 1997 8-K"))
     4        4.4      Form of 8.5% Subordinated Redeemable Debentures Due  2000
                       (included   in   Exhibit   A  to   Exhibit   4.3   above)
                       (Incorporated   by   reference  to  Exhibit  4.2  to  the
                       September 1997 8-K)
     4        4.5      First Supplemental Indenture, dated February 20, 1998, to
                       the Indenture  (Incorporated  by reference to Exhibit 4.1
                       to  the  Company's  Current  Report  on  Form  8-K  dated
                       February 20, 1998)
     4        4.6      Form of  Warrant Agreement  (1998  Regulation  S  Private
                       Placement)  (Incorporated  by reference to Exhibit 4.6 to
                       the 1997 10-KSB.)
     9        9.1      Voting Agreement dated February 7, 1995, among  McDonnell
                       Douglas Corporation, the Registrant, Peter Frohlich, Alan
                       Fields, and Lawrence Troyna (Incorporated by reference to Exhibit 5.1 to the Form 10-SB)

            Exhibit
  SEC No.     No.                        Description
  -------     ---                        -----------
     10       10.1     Debt Restructure Agreement dated February 7, 1995 between
                       McDonnell   Douglas   Corporation   and  the   Registrant
                       (Incorporated  by  reference  to Exhibit  6.1 to the Form
                       10-SB)
     10       10.2     Securities  Exchange  Agreement  dated  February 7, 1995,
                       between McDonnell Douglas  Corporation and the Registrant
                       (Incorporated  by  reference  to Exhibit  6.2 to the Form
                       10-SB)
     10       10.3     Discretionary  Revolving Credit  Facility and  Credit and
                       Security Agreement dated February 9, 1995, between Fields
                       Aircraft  Spares,  Inc.,  a  California  corporation  and
                       Norwest Business Credit, Inc.  (Incorporated by reference
                       to Exhibit 6.3 to the Form 10-SB)
     10       10.4     First Amendment to  Credit Agreement,  dated November 20,
                       1995   (Incorporated  by  reference  to  Exhibit  6.4  to
                       Amendment No. 1 to the Company's  Registration  Statement
                       on Form 10-SB ("Form 10-SB/A"), filed January 29, 1996)
     10       10.5     Second Amendment  to Credit Agreement, dated February 19,
                       1996  (Incorporated  by  reference to Exhibit 10.5 to the
                       Company's  Annual  Report on Form  10-KSB  for the fiscal
                       year ended  December 31, 1996 (the "1996  10-KSB),  filed
                       March 28, 1997)
     10       10.6     Third Amendment to Credit  Agreement, dated June 30, 1996
                       (Incorporated  by  reference  to Exhibit 10.6 to the 1996
                       10-KSB)
     10       10.7     Fourth Amendment  to Credit  Agreement, dated August 1996
                       (Incorporated  by  reference  to Exhibit 10.7 to the 1996
                       10-KSB)
     10       10.8     Fifth  Amendment to  Credit  Agreement,  dated January 1,
                       1997  (Incorporated  by  reference to Exhibit 10.8 to the
                       1996 10-KSB)
     10       10.9     Sixth  Amendment to  Credit Agreement,  dated February 1,
                       1997  (Incorporated  by  reference to Exhibit 10.9 to the
                       1996 10-KSB)
     10      10.10     Seventh  Amendment to  Credit  Agreement,  dated March 1,
                       1997  (Incorporated  by reference to Exhibit 10.10 to the
                       1996 10-KSB)
     10      10.11     Eighth  Amendment to  Credit  Agreement, dated March 1997
                       (Incorporated  by reference to Exhibit  10.11 to the 1996
                       10-KSB)
     10      10.12     1995  Management  Stock  Option  Plan  (Incorporated   by
                       reference to Exhibit 6.5 to Form 10-SB/A)
     10      10.13     1995   Employee  Stock   Option  Plan   (Incorporated  by
                       reference to Exhibit 6.6 to Form 10-SB/A)
     10      10.14     Lease dated May 16, 1994, by and between Harold Pease and
                       Flightways Manufacturing, Inc. (Incorporated by reference
                       to Exhibit 10.14 to the 1997 10-KSB.)
     10      10.15     Loan  Agreement    between   Fields    Aircraft    Spares
                       Incorporated and NationsCredit  Commercial Funding, dated
                       April 18,  1997  (Incorporated  by  reference  to Exhibit
                       10.14 to 1996 Form 10-KSB/A)

            Exhibit
  SEC No.     No.                        Description
  -------     ---                        -----------
     10      10.16     Loan Agreement  between Fields Aero  Management, Inc. and
                       NationsCredit  Commercial  Funding,  dated April 18, 1997
                       (Incorporated  by reference to Exhibit 10.15 to 1996 Form
                       10-KSB/A)
     10      10.17     Covenant not to  Compete dated as of  January 2, 1998, by
                       and among the Company, Flightways Manufacturing, Inc. and
                       Yung Ford  (Incorporated  by reference to Exhibit 10.1 to
                       January 1998 8-K)
     10      10.18     Covenant not to Compete  dated as of  January 2, 1998, by
                       and among the Company, Flightways Manufacturing, Inc. and
                       Frank Scalise  (Incorporated by reference to Exhibit 10.2
                       to January 1998 8-K)
     10      10.19     Covenant  not to Compete  dated as of January 2, 1998, by
                       and among the Company, Flightways Manufacturing, Inc. and
                       Christian J. Luhnow (Incorporated by reference to Exhibit
                       10.3 to January 1998 8-K)
     10      10.20     Form of Share Option Contract dated April 2, 1997
     10      10.21     Form of Share Option Contract dated August 7, 1997
     10      10.22     1997 Omnibus Stock Option Plan (Incorporated by reference
                       to Exhibit B to the Company's  Definitive Proxy Statement
                       for the  August 7, 1997  Annual  Meeting,  filed June 26,
                       1997)
     10      10.23     Form of  Share Option  Contract  issued pursuant  to 1997
                       Omnibus Stock Option Plan
     10      10.24     Form of Share Option Contract dated January 16, 1998
     10      10.25     1998 Nonqualified Share Option Plan
     10      10.26     Form of  Share Option  Contract  issued  pursuant to 1998
                       Nonqualified Share Option Plan
     10      10.27     Employment  Agreement dated  as of January 1, 1998 by and
                       among the Company,  Fields Aircraft Spares  Incorporated,
                       Fields Aero Management, Inc. and Peter Frohlich
     10      10.28     Employment Agreement  dated as of  January 1, 1998 by and
                       among the Company,  Fields Aircraft Spares  Incorporated,
                       Fields Aero Management, Inc. and Alan M. Fields
     10      10.29     Employment Agreement  dated as of  January 1, 1998 by and
                       among the Company,  Fields Aircraft Spares  Incorporated,
                       Fields Aero Management, Inc. and Lawrence J. Troyna
     11       11.1     Statement   re:   Computation  of  Per   Share   Earnings
                       (Incorporated  by  reference  to Exhibit 11.1 of the 1997
                       10- KSB)
     21       21.1     Subsidiaries of  Registrant (Incorporated by reference to
                       Exhibit 21.1 of the 1997 10-KSB)
     27       27.1     Financial  Data  Schedule (Incorporated by  reference  to
                       Exhibit 27.1 of the 1997 10-KSB)

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

         The Company filed a Report on Form 8-K, dated January 16, 1998, covering Item 2, Acquisition or Disposition of Assets.

         The Company filed a Report on Form 8-K, dated February 20, 1998, covering Item 9, Sales of Equity Securities Pursuant to Regulation S.

         The Company filed a Report on Form 8-K, dated March 30, 1998,  covering
Item 8, Change in Fiscal Year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 1998

                                                FIELDS AIRCRAFT SPARES, INC.


                                                By /s/ Alan M. Fields
                                                  ---------------------
                                                   Alan M. Fields
                                                   President