Form 10QSB
period 1998-04-03
FIELDS AIRCRAFT SPARES INC
filed 1998-05-18
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _________________

                                       OR

 [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from January 1, 1998 to April 3, 1998

Commission file number      0-27100

                          FIELDS AIRCRAFT SPARES, INC.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

           UTAH                                       95-4218263
------------------------------                     ------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                      Identification No.)

                2251-A Ward Avenue, Simi Valley, California 93005
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 583-0080
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Stock                                Amount Outstanding
----------------------------                   ------------------------
$.05 par value Common Shares                   2,383,648 Common Shares
                                                      at May 12, 1998

            TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes _____ No X

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                                      Page No.

Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                           Balance Sheet....................................3
                           Statement of Operations..........................4
                           Statement of Cash Flows..........................5
                           Statement of Shareholders' Equity................6
                           Notes to Financial Statements....................7


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations......................................20


Part II. - Other Information

         Item 1.  Legal Proceedings........................................23
         Item 2.  Changes in Securities....................................23
         Item 3.  Defaults upon Senior Securities..........................23
         Item 4.  Submission of Matters to a Vote
                           of Security Holders.............................23
         Item 5.  Other Information........................................24
         Item 6.  Exhibits and Reports on Form 8-K.........................24


                          FIELDS AIRCRAFT SPARES, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF APRIL 3, 1998 AND DECEMBER 31, 1997

                                   A S S E T S
                                                                              1998                    1997
                                                                              ----                    ----
CURRENT ASSETS:
     Cash and cash equivalents                                          $   3,720,000             $ 6,071,000
     Accounts receivable, less allowance for doubtful
         accounts of $160,000 in 1998 and $100,000
         in 1997                                                            3,641,000               1,955,000
     Inventory                                                             12,319,000              11,058,000
     Prepaid expeses                                                          239,000                 191,000
                                                                         ------------             -----------
                  Total current assets                                   $ 19,919,000             $19,275,000
                                                                         ------------             -----------

LAND, BUILDING AND EQUIPMENT:
     Land                                                                $    210,000             $   210,000
     Building and building improvements                                     1,079,000               1,065,000
     Furniture and equipment                                                1,798,000                 565,000
                                                                         ------------             -----------
                  Totals                                                 $  3,087,000             $ 1,840,000
     Less accumulated depreciation and amortization                         1,293,000                 830,000
                                                                         ------------             -----------
                      Land, building and equipment, net                  $  1,794,000             $ 1,010,000
                                                                         ------------             -----------

OTHER ASSETS:
     Debt issuance costs, net of accumulated
         amortization                                                    $  1,145,000             $ 1,267,000
     Goodwill, net of accumulated amortization                              2,715,000
     Other assets                                                              43,000                 629,000
                                                                         ------------             -----------
                  Total other assets                                     $  3,903,000             $ 1,869,000
                                                                         ------------             -----------
                      Total assets                                       $ 25,616,000             $22,181,000
                                                                         ============             ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $  1,844,000             $ 1,239,000
     Other accrued liabilities                                                638,000                 241,000
     Current portion of notes and capital
         leases payable                                                        40,000                  55,000
                                                                         ------------             -----------
                  Total current liabilities                              $  2,522,000             $ 1,535,000
                                                                         ------------             -----------

LONG-TERM LIABILITIES                                                    $ 16,188,000             $15,047,000
                                                                         ------------             -----------

SHAREHOLDERS= EQUITY:
     Common stock                                                        $    362,000             $   351,000
     Additional paid-in capital                                             8,145,000               6,959,000
     Retained deficit                                                      (1,601,000)             (1,711,000)
                                                                         ------------             -----------
                  Total shareholders' equity                             $  6,906,000             $ 5,599,000
                                                                         ------------             -----------
                      Total liabilities and shareholders'
                         equity                                          $ 25,616,000             $22,181,000
                                                                         ============             ===========

                                               FIELDS AIRCRAFT SPARES, INC.

                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997




                                                                                1998                      1997
                                                                                ----                      ----

SALES                                                                      $     5,596,000           $      2,089,000
COST OF SALES                                                                    3,775,000                  1,235,000
                                                                           ---------------           ----------------

GROSS PROFIT                                                               $     1,821,000           $        854,000
OPERATING EXPENSES                                                               1,235,000                    844,000
                                                                           ---------------           ----------------
INCOME FROM OPERATIONS                                                     $       586,000           $         10,000
 INTEREST EXPENSE, NET                                                             473,000                    664,000
                                                                           ---------------           ----------------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                                           $       113,000           $       (654,000)

PROVISION FOR INCOME TAXES                                                           3,000                   -
                                                                           ---------------           ----------------

NET INCOME (LOSS)                                                          $       110,000           $       (654,000)
                                                                           ===============           ================

NET INCOME (LOSS) PER SHARE (fully-diluted
    basis)                                                                 $           .06           $           (.29)
                                                                           ===============           ================

NET INCOME (LOSS) PER SHARE (primary basis)                                $           .04           $           (.29)
                                                                           ===============           ================


                                            FIELDS AIRCRAFT SPARES, INC.

                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997


                                                                                       1998                   1997
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $        110,000         $      (654,000)
     Adjustments to reconcile net income (loss) to net
        cash (used in) provided by  operating activities:
     Depreciation and amortization                                                     71,000                  31,000
     Amortization of goodwill and debt issuance costs                                 167,000                 230,000
     (Increase) decrease in accounts receivable                                    (1,686,000)                129,000
     Increase in inventory                                                         (1,261,000)               (289,000)
     (Increase) decrease in prepaid expenses                                          (48,000)                 19,000
     Increase in other assets                                                         (15,000)
     Increase in accounts payable                                                     605,000                 526,000
     Increase in other accrued liabilities                                            397,000                 343,000
                                                                              ---------------         ---------------

        Net cash (used in) provided by operating activities                   $    (1,660,000)        $       335,000
                                                                              ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                    $      (855,000)        $        (1,000)
     Acquisition of goodwill                                                       (2,760,000)
                                                                              ---------------         ---------------

        Net cash used in investing activities                                 $    (3,615,000)        $        (1,000)
                                                                              ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on line of credit                              $     1,041,000         $       (89,000)
     Principal payments on notes and capital leases
        payable                                                                       (50,000)                (35,000)
     Costs associated with issuance of notes payable                                                         (115,000)
     Borrowing on notes and capital leases payable                                    135,000
     Proceeds from issuance of common stock                                         2,055,000                  81,000
     Costs associated with the issuance of common stock                              (257,000)               (132,000)
                                                                              ---------------         ---------------

        Net cash provided by (used in) financing activities                   $     2,924,000         $      (290,000)
                                                                              ---------------         ---------------

NET (DECREASE) INCREASE IN CASH                                               $    (2,351,000)        $        44,000

CASH AND CASH EQUIVALENTS, December 31, 1997
   and 1996                                                                         6,071,000                  88,000
                                                                              ---------------         ---------------

CASH AND CASH EQUIVALENTS, April 3, 1998 and
   March 31, 1997                                                             $     3,720,000         $       132,000
                                                                              ===============         ===============


                                              FIELDS AIRCRAFT SPARES, INC.

                                      UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED APRIL 3, 1998 AND MARCH 31, 1997




                                                  COMMON STOCK

                                          NUMBER OF                              ADDITIONAL                             TOTAL
                                           SHARES                                 PAID-IN           RETAINED        SHAREHOLDERS'
                                         OUTSTANDING            AMOUNT            CAPITAL            DEFICIT            EQUITY
                                         -----------            ------            -------            -------            ------
BALANCES, December 31, 1997                2,079,571        $  351,000       $  6,959,000      $  (1,711,000)       $  5,599,000

Issuance of common stock                     210,664            11,000          1,186,000                              1,197,000

Net income                                                                                           110,000             110,000
                                           ---------        ----------       ------------      -------------        ------------

BALANCES, April 3, 1998                    2,290,235        $  362,000       $  8,145,000      $  (1,601,000)       $  6,906,000
                                           =========        ==========       ============      =============        ============


BALANCES, December 31, 1996                1,302,137        $  312,000       $  5,065,000      $  (1,564,000)       $  3,813,000

Issuance of common stock                      10,781             1,000           (101,000)                              (100,000)

Net loss                                                                                            (654,000)           (654,000)
                                           ---------        ----------       ------------      -------------        ------------

BALANCES, March 31, 1997                   1,312,918        $  313,000       $  4,964,000      $  (2,218,000)       $  3,059,000
                                           =========        ==========       ============      =============        ============

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies

         a.       Principles of consolidation and company background

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly-owned subsidiaries Fields Aircraft Spares Incorporated (FASC), a California corporation, Flightways Manufacturing, Inc. (FMI) and Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

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

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 14% and 17% of total sales for the three months ended April 3, 1998 and March 31, 1997, respectively.

                  For the three months ended April 3, 1998, two customers accounted for sales of $582,000 and $768,000. For the three months ended March 31, 1997, two customers accounted for sales of $273,000 and $135,000.

          d.       Cash and cash equivalents

                  For purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

                  The Group currently maintains cash in bank deposit accounts which exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $2,888,000 as of April 3, 1998.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued)

         e.       Inventory

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

                  Inventory consisted of the following as of April 3, 1998 and December 31, 1997:

                                          1998                        1997
                                          ----                        ----

         Raw materials             $          389,000        $
         Work-in-process                      218,000
         Finished goods                    11,712,000               11,058,000
                                         ------------               ----------

                      Totals       $       12,319,000        $      11,058,000
                                    =================               ==========

         f.       Land, building and equipment

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the three months ended April 3, 1998 and March 31, 1997 amounted to $71,000 and $31,000, respectively.

                  Long-term assets of the Company are reviewed annually as to whether their carrying value has income impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 3, 1998 management expects these assets to be fully recoverable.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued)

         g.       Debt issuance costs

                  Gross debt issuance costs of $1,459,000 less amortization of $314,000 at April 3, 1998 relate to the issuance of new financing. Amortization of debt issuance costs for the three months ended April 3, 1998 and March 31, 1997 amounted to $122,000 and $230,000, respectively. The costs are amortized using the straight-line method over the life of the respective loans.

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

                  Fully-diluted earnings per share was computed using 3,506,323 and 2,249,589 shares for the three months ended April 3, 1998 and March 31, 1997, respectively.

         j.       Income taxes

                  The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, bad debts, inventory, and depreciation.

                  The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of April 3, 1998 and December 31, 1997 consisted of the following:

                                                         1998          1997
        Deferred tax liability resulting from
            taxable temporary differences for
            accounting for inventory                $  (314,000)   $  (314,000)
        Deferred tax liability resulting from
            taxable temporary differences for
            accounting for depreciation                 (19,000)

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       Summary of significant accounting policies (continued)

         j.       Income taxes (continued)


                                                          1998         1997
                         ----
        Deferred tax asset resulting from
          deductible temporary differences
          for allowance for doubtful accounts        $   32,000     $    6,000
        Deferred tax asset resulting from
          deductible temporary differences for
          product warranty costs                          3,000
        Deferred tax asset resulting from deductible
          temporary differences for accrued
          expenses                                        5,000
        Deferred tax asset resulting from
          deductible temporary differences
          for utilization of net operating loss
          carryforwards for income tax purposes       1,078,000      1,078,000
        Valuation allowance resulting from the
          potential nonutilization of net operating
          loss carryforwards for income tax
          purposes                                     (785,000)      (770,000)
                                                     ----------     ----------

                Total deferred income taxes          $     -        $     -
                                                     ==========     ==========

         k.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the three months ended April 3, 1998 and March 31, 1997.

         l.       Use of estimates

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

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued)

          m. Change in accounting period

                  In March 1998, the Company elected to change its reporting year to a 52-53 week year ending on the Friday which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the activities for the first quarter of 1998 ending on April 3.


2.       Shareholders' equity

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At April 3, 1998 and December 31, 1997, there were no shares of preferred stock issued or outstanding.

                  FASI has the following common stock as of April 3, 1998 and December 31, 1997:
                                                         1998           1997
                                                         ----           ----

                  Authorized                          5,000,000      5,000,000
                  Issued and outstanding              2,290,235      2,079,571
                  Par value                                $.05           $.05

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

                          FIELDS AIRCRAFT SPARES, INC.

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

                  In  February  1998,  the  Group  entered  into a  Supplemental
Indenture to the Indenture with Etablissement Pour le Placement Prive as trustee, relating to the 8.5% Subordinated Redeemable Debenture due 2000. The Supplemental Indenture provides that the Debenture holders have the following additional rights: at any time between February 20, 1998 and June 30, 1998, each holder may convert 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $9.75 per share; at any time between February 20, 1998 and September 30, 1998, each holder may convert

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




2.       Shareholders' equity (continued)

an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $11.00 per share; at any time between February 20, 1998 and December 31, 1998, each holder may convert an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $13.00 per share.

                  In February 1998, the Group received and accepted subscription agreements for the sale of 210,664 shares of common stock and 52,666 warrants for approximately $2,055,000. Each warrant allows the holder to purchase one share of common stock for $13.00. The Securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities which represented to FASI to be accredited non-U.S. persons.


3.       Notes and capital leases payable

                  The notes and capital leases payable at April 3, 1998 and December 31, 1997 consisted of the following:

                                                                                       1998               1997
                                                                                       ----               ----
Subordinated debenture with fixed interest at 8.50%
    per annum, payable semi-annually, due 2000                                      $   8,000,000      $   8,000,000
Note payable to NationsCredit, secured by all
    assets of the Group, interest at prime plus 3.0%
    (11.5% at March 31, 1998 and December 31, 1997),
    payable monthly, due 2000                                                           8,088,000          7,047,000
Capital lease payable, secured by equipment, monthly
    payments of $841 including interest at 16.6%, due
    May 2002                                                                               31,000
Capital lease payable, secured by equipment, monthly
    payments of $1,176 including interest at 9.5%, due
    June 2001                                                                              40,000
Capital lease payable, secured by equipment, monthly
    payments of $1,313 including interest at 9.6%, due
    August 2002                                                                            56,000
Other notes payable                                                                        13,000             55,000
                                                                                    -------------      -------------
             Total notes and capital leases payable                                 $  16,228,000      $  15,102,000
Less current portion                                                                       40,000             55,000
                                                                                    -------------      -------------

                Notes and capital leases payable, net of
                     current portion                                                $  16,188,000      $  15,047,000
                                                                                    =============      =============

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.       Notes and capital leases payable (continued)

                  Principal payment requirements on all notes payable based on terms explained above are as follows:

                  YEAR ENDING
                    MARCH 31,                           AMOUNT

                       1999                      $      40,000
                       2000                         16,119,000
                       2001                             34,000
                       2002                             27,000
                       2003                              8,000
                       Thereafter                         -


                  Total interest expense including the amortization of debt issuance costs for the three months ended April 3, 1998 and March 31, 1997 amounted to $481,000 and $664,000, respectively. Total interest paid for the three months ended April 3, 1998 and March 31, 1997 amounted to $525,000 and $434,000, respectively.


4.       Provision for income taxes

                  The provision for income taxes for the three months ended April 3, 1998 and March 31, 1997 consisted of the following:


                                                        1998            1997
          CURRENT:
             State                              $       3,000      $      -
                                                -------------      -----------
                  Total provision for income
                       taxes                    $       3,000      $      -
                                                =============      ===========


                  Total income taxes paid in 1998 and 1997 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       Provision for income taxes (continued)


                  YEAR ENDING
                  DECEMBER 31,           FEDERAL                STATE

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

5.       Commitments

                  The Group leases facilities and vehicles under operating leases and subleases a facility to a third party. The minimum lease payments required under the leases as of April 3, 1998 are as follows:

             YEAR ENDING            OPERATING LEASES       OPERATING LEASES
                MARCH 31,                EXPENSE                 INCOME

                    1999              $   789,000             $  156,000
                    2000                  900,000                 78,000
                    2001                  900,000
                    2002                  900,000
                    2003                  756,000

                  Lease expense for the three months ended April 3, 1998 and March 31, 1997 was $73,000 and $34,000, respectively. Lease income for the three months ended April 3, 1998 was $39,000.


6.       Related party transactions

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 7.       Stock option plans

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

                  In August 1997, FASI issued options to employees of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Group meets the following conditions; the Group must raise at least $7,500,000 in additional debt or equity capital and the Group must have sales of at least $14,000,000 in any 12-month period. Half of the options will vest no earlier than August 1998 with the other half vesting no earlier than August, 1999. The conditions must be met by June 30, 1999 and the options will expire three years after the vesting date.

                  In August 1997, FASI issued options to employees of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002.

                  The Company granted share options to certain key employees and executives on the following dates:

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 7.       Stock option plans (continued)

                  On January 16, 1998, Group A: 10,000 common shares at a price of $8.35 per share. Half of the options will vest on January 15, 1999 and the remainder will vest on January 14, 2000. The options will expire January 16, 2003 and Group B: 40,000 common shares at a price of $8.35 per share subject to certain vesting requirements. Subject to satisfaction of performance conditions, half of the options vest on January 15, 1999, and the remainder vest on January 15, 2000. The options expire three years after vesting.

                  On February 13, 1998, 119,600 common shares at a price of $10.00 per share subject to vesting requirements. Subject to satisfaction of performance conditions, half of the options vest on February 12, 1999, and the remainder vest on February 11, 2000. The options expire on February 13, 2003.

                  On March 16, 1998, 5,000 options of which half vest on March 15, 1999 and the remainder vest on March 15, 2000, subject to performance and expire March 16, 2003.

                  The Group accounts for stock options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Group's stock option grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 "Accounting for Stock-Based Compensation", the Group's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended April 3, 1998 (March 31, 1997 amounts are not affected):


                  Net income (loss)         As reported         $  110,000
                                                                ==========

                                            Pro forma           $ (330,000)
                                                                ==========
                  Primary earnings
                     per share              As reported         $      .04
                                                                ==========

                                            Pro forma           $     (.11)
                                                                ==========
                  Fully-diluted earnings
                     per share              As reported         $      .06
                                                                ==========

                                            Pro forma           $     (.07)
                                                                ==========

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 7.       Stock option plans (continued)

                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the April 1997, August 7, 1997 and August 28, 1997 grants, respectively: risk-free interest rates of 6.4%, 5.7% and 6.0%; expected lives of two years for all three grants; and volatility of 78% for all three grants. For all the 1998 grants, risk-free interest rates ranging from 5.3% to 5.6% were used, with expected lives of two years and volatility of 73% for all grants.

                  The first condition for vesting of the August 7, 1997 option grant was met in September 1997. The Group met the second vesting condition of sales of $14,000,000 in any 12-month period in March 1998. Accordingly, it is assumed these options will vest at the earliest possible date.

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


9.       Acquisition

                  In January  1998,  the  Group  completed  the  acquisition  of
Flightways  Manufacturing,   Inc.  (FMI).  FMI  is  a  manufacturer  of  plastic
replacement components for commercial aircraft seats and interiors.

                  Each share of FMI tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,866,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The assets, liabilities and results of operations for FMI is included with those of the Group as of April 3, 1998 and for the three months then ended.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.       Acquisition (continued)

                  The excess of the purchase price over the net assets acquired and liabilities assumed, of approximately $2,760,000 is being amortized over 15 years. Amortization of goodwill for the three months ended April 3, 1998 amounted to $45,000.


 10.      Subsequent event

                  In April 1998, the Group acquired 100% of the issued and outstanding shares of Skylock Industries, Inc. (Skylock) by paying approximately $750,000 in cash, retiring approximately $100,000 in Skylock debt and issuing approximately 60,000 common shares of FASI. Eighty percent of the cash amount was paid and eighty percent of the shares were issued at the closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 1, 1998 and March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTERS ENDED APRIL 3, 1998 AND MARCH 31, 1997

         On March 30, 1998, the Company changed its fiscal year to a 52- or 53-week year ending on Friday of the calendar week which contains the last business day of December. This report contains financial information for the first quarter of the fiscal year consisting of the transition period from January 1, 1998 to April 3, 1998. The comparable period for the prior year is the calendar quarter ended March 31, 1997.

         Operations of the Company and its subsidiaries for the quarter ended April 3, 1998 generated income of $586,000, compared to operating income of $10,000 for the comparable period of 1997. The increase in income for the current quarter is attributable to an increase in sales resulting in an increase in the dollar amount of gross profit.

         Net sales for the quarter ended April 3, 1998 were $5,596,000 compared to $2,089,000 for the comparable period of 1997, an increase of $3,507,000 or approximately 168%. This increase in sales included an increase of $1,944,000 across the broad range of the Company's products and $1,563,000 as a result of the inclusion of sales of Flightways Manufacturing, Inc. ("Flightways"), a wholly-owned Company acquired in January 1998.

         Flightways' firm backlog at April 3, 1998 was approximately $3,400,000, compared to approximately $1,200,000 at March 31, 1997.

         Cost of sales for the quarter ended April 3, 1998 and March 31, 1997 were $3,775,000 and $1,235,000 respectively (approximately 67% and 59% of sales respectively). The reduction in gross margin percentage is a result of a change in the product mix of sales of the Company and also the inclusion of the results of Flightways which, as a manufacturing entity, has a higher cost of goods sold percentage than parts distribution.

         Operating expenses increased to $1,235,000 for the quarter ended April 3, 1998 from $844,000 for the quarter ended March 31, 1997. This was principally attributable to the inclusion of the results of Flightways.

         Interest expense decreased to $473,000 from $664,000 in the quarters ended April 3, 1998 and March 31, 1997, respectively. This was attributable to a reduction in overall interest rate, a non-recurring $340,000 accelerated write-off of loan costs and other fees in the 1997 period and was offset by interest on increased debt amounts outstanding to finance both growth and the acquisition of Flightways.

         As a result of the foregoing, the Company had net income for the quarter ended April 3, 1998 of $110,000 as compared to a net loss of $654,000 for the comparable period in 1997, an increase in net income of $764,000. On a per-share basis, net income for the current period was $.06 per share fully diluted ($.04 per share primary) compared to a loss of $.29 per share (primary and fully diluted) in the comparable period of 1997. Fully diluted net income per share is higher than primary net income due to adjustment in interest payable on convertible debt.

LIQUIDITY

         As at April 3, 1998, the Company had working capital (current assets in excess of current liabilities) of $17,397,000 compared to working capital of $17,740,000 at December 31, 1997. Although the net result was a small reduction of only $343,000 there were factors of substantial amounts affecting this, the largest being the acquisition of Flightways.

         The cost of the acquisition was approximately $2,866,000 with a further approximately $1,100,000 being used to retire debt. The acquisition was partially funded by an issue of common shares (see CAPITAL RESOURCES) which produced net cash proceeds of $1,798,000, an increase in borrowings under the Company's line of credit with Nationscredit of $1,041,000 and cash.

         Operating activities used $1,660,000 and generated $335,000 of the Company's cash flow for the quarters ended April 3, 1998, and March 31, 1997, respectively. Other than cash, there were increases in all current assets. These increases were mostly as a result of the Flightways acquisition. Accounts receivable and inventory increased by $1,686,000 and $1,261,000 respectively, and of these increases, the Flightways acquisition represented $1,474,000 and $673,000 respectively.

         Similarly, there were increases in accounts payable of $605,000 and accrued liabilities of $397,000, of which the Flightways acquisition represented $288,000 and $407,000, respectively.


CAPITAL RESOURCES

         On February 20, 1998, the Company completed a private placement to non-United States persons pursuant to Regulation S of the Securities Act of 1933, as amended. The Company issued 26,333 units consisting of 210,664 common shares and warrants to acquire 52,666 common shares at $13 per share (the "Warrants"). The units were sold for $2,053,974. The warrants are exercisable at any time prior to the second anniversary of their issuance. Etablissement Pour le Placement Prive, Zurich, Switzerland, ("EPP") acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately
$1,798,000. For financial accounting purposes at April 3, 1998, an additional $600,000 has been offset against the proceeds of the placement as additional costs in connection with the issuance of securities.

         In April 1998, the Company acquired 100% of the issued and outstanding shares of Skylock by paying approximately $750,000 in cash, retiring approximately $100,000 in Skylock debt and issuing approximately 60,000 common shares of the Company. Eighty percent of the cash amount was paid and approximately 80% of the shares were issued at the closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 1, 1998 and March 31, 1999.

          The Company will continue to actively seek debt and/or equity capital infusions. The Company intends to use a substantial portion of any additional capital to pursue potential acquisitions and the purchase of distributorship inventory. There is no assurance the Company will be successful in securing additional capital.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is currently not a party to any known litigation.


ITEM 2.           CHANGES IN SECURITIES.

Issuance of Shares Without Registration

         During the quarter ended April 3, 1998, the Company issued the following securities without registration under the Securities Act of 1933:

         During the quarter, the Company issued options to employees and directors of the Company and its subsidiaries entitling such persons to acquire up to a total of 174,600 common shares, subject to vesting requirements. The exercise terms of such options are described in Note 7 to the unaudited consolidated financial statements bound herein. The Company did not receive any cash consideration for such issuance, and paid no commissions. The Company believes such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On February 20, 1998, the Company completed a private placement to non-United States persons pursuant to Regulation S of the Securities Act of 1933, as amended. The Company issued 26,333 units consisting of 210,664 common shares and warrants to acquire 52,666 common shares at $13 per share (the "Warrants"). The units were sold for $2,053,974. The warrants are exercisable at any time prior to the second anniversary of their issuance. Etablissement Pour le Placement Prive, Zurich, Switzerland, ("EPP") acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sales resulted in a net infusion of capital of approximately $1,798,000. For financial accounting purposes at March 31, 1998, an additional $600,000 has been offset against the proceeds of the placement as additional costs in connection with the issuance of securities.



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the quarter ended April 3, 1998.

ITEM 5.           OTHER INFORMATION.

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           Exhibit 11      Statement re computation of per share
                                            earnings
                           Exhibit 27      Financial Data Schedule

                  (b)  Reports on Form 8-K

                           The Company filed the following Forms 8-K during the quarter ended April 3, 1998:

                           1. The Company filed a Form 8-K dated January 16, 1998 reporting the acquisition of Flightways pursuant to Item 2 and 7. The Form 8-K was amended on March 30, 1998 to include financial statements of Flightways for the year ended December 31, 1997 and pro forma financial information.

                           2. The Company filed a Form 8-K dated February 20, 1998 reporting in Items 7 and 9 the sale of securities pursuant to Regulation S. No financial statements were filed with the report.

                           3. The Company filed a Form 8-K dated March 30, 1998 reporting in Item 8 the change in the Company's fiscal year to a 52- 53-week year. No financial statements were filed with the report.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 1998


                                    FIELDS AIRCRAFT SPARES, INC.



                                    By:/s/ Alan M. Fields
                                       ---------------------------------------
                                       Alan M. Fields, President and Principal
                                       Executive Officer



                                    By:/s/ Lawrence J. Troyna
                                       ---------------------------------------
                                       Lawrence J. Troyna, Principal Financial
                                       Officer