Form 10QSB
period 1998-07-03
FIELDS AIRCRAFT SPARES INC
filed 1998-08-17
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 3, 1998

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                         Commission file number 0-27100

                          FIELDS AIRCRAFT SPARES, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                       95-4218263
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

               4175 Guardian Street, Simi Valley, California 93063
                    (Address of principal executive offices)

                                 (805) 583-0080
                (Issuer's telephone number, including area code)

                2251-A Ward Avenue, Simi Valley, California 93065
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

      Class of Stock                              Amount Outstanding
      --------------                              ------------------
$.05 par value Common Shares                 2,443,781 Common Shares
                                                 at August 12, 1998

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes _____ No X

                          FIELDS AIRCRAFT SPARES, INC.

                                TABLE OF CONTENTS

                                                                       Page No.

Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                           Balance Sheet.....................................3
                           Statement of Operations...........................4
                           Statement of Cash Flows...........................6
                           Statement of Shareholders' Equity.................7
                           Notes to Financial Statements.....................8


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.......................................21


Part II. - Other Information

         Item 1.  Legal Proceedings.........................................25
         Item 2.  Changes in Securities.....................................25
         Item 3.  Defaults upon Senior Securities...........................25
         Item 4.  Submission of Matters to a Vote
                           of Security Holders..............................25
         Item 5.  Other Information.........................................25
         Item 6.  Exhibits and Reports on Form 8-K..........................25



                                              FIELDS AIRCRAFT SPARES, INC.

                                          UNAUDITED CONSOLIDATED BALANCE SHEETS
                                        AS OF JULY 3, 1998 AND DECEMBER 31, 1997

                                                        A S S E T S

                                                                  1998                    1997
                                                                  ----                    ----
CURRENT ASSETS:
     Cash and cash equivalents                                $   1,788,000          $   6,071,000
     Accounts receivable, less allowance for doubtful
         accounts of $165,000 in 1998 and $100,000
         in 1997                                                  4,111,000              1,955,000
     Inventory                                                   15,251,000             11,058,000
     Prepaid expenses                                               791,000                191,000
                                                              -------------          -------------
                  Total current assets                        $  21,941,000          $  19,275,000
                                                              -------------          -------------

LAND, BUILDING AND EQUIPMENT:
     Land                                                     $     210,000          $     210,000
     Building and building improvements                           1,161,000              1,065,000
     Furniture and equipment                                      3,578,000                565,000
                                                              -------------          -------------
                  Totals                                      $   4,949,000          $   1,840,000
     Less accumulated depreciation and amortization               2,296,000                830,000
                                                              -------------          -------------
                      Land, building and equipment, net       $   2,653,000          $   1,010,000
                                                              -------------          -------------

OTHER ASSETS:
     Debt issuance costs, net of accumulated
         amortization                                         $   1,158,000          $   1,267,000
     Goodwill, net of accumulated amortization                    3,340,000
     Other assets                                                                          629,000
                                                              -------------          -------------
                  Total other assets                          $   4,498,000          $   1,869,000
                                                              -------------          -------------
                      Total assets                            $  29,092,000          $  22,181,000
                                                              =============          =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                         $   2,946,000          $  1,239,000
     Other accrued liabilities                                    2,093,000               241,000
     Current portion of notes and capital
         leases payable                                             158,000                55,000
                                                              -------------          ------------
                  Total current liabilities                   $   5,197,000          $  1,535,000
                                                              -------------          ------------

LONG-TERM LIABILITIES:                                        $  17,122,000          $ 15,047,000
                                                              -------------          ------------

SHAREHOLDERS' EQUITY:
     Common stock                                             $     369,000          $    351,000
     Additional paid-in capital                                   9,060,000             6,959,000
     Retained deficit                                            (2,656,000)           (1,711,000)
                                                              -------------          ------------
              Total shareholders' equity                      $   6,773,000          $  5,599,000
                                                              -------------          ------------
               Total liabilities and shareholders' equity     $  29,092,000          $ 22,181,000
                                                              =============          ============


                          FIELDS AIRCRAFT SPARES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 3, 1998 AND JUNE 30, 1997



                                                 1998                    1997
                                                 ----                    ----
SALES                                     $  5,794,000          $   2,941,000

COST OF SALES                                3,790,000              1,753,000
                                          ------------          -------------

GROSS PROFIT                              $  2,004,000          $   1,188,000

OPERATING EXPENSES                           1,383,000                793,000
                                          ------------          -------------
INCOME FROM OPERATIONS                    $    621,000          $     395,000
                                          ------------          -------------

 OTHER EXPENSE                            $  1,672,000                278,000
                                          ------------          -------------

(LOSS) INCOME BEFORE PROVISION FOR
    INCOME TAXES                          $ (1,051,000)         $     117,000

PROVISION FOR INCOME TAXES                       4,000                  2,000
                                          ------------          -------------

NET (LOSS) INCOME                         $ (1,055,000)         $     115,000
                                          ============          =============

NET (LOSS) INCOME PER SHARE (primary)     $       (.32)         $         .05
                                          ============          =============

NET (LOSS) INCOME PER SHARE
    (fully-diluted)                       $       (.27)         $         .05
                                          ============          =============

                                               FIELDS AIRCRAFT SPARES, INC.

                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE SIX MONTHS ENDED JULY 3, 1998 AND JUNE 30, 1997






                                                          1998                    1997
                                                          ----                    ----

SALES                                             $       11,390,000       $      5,030,000
COST OF SALES                                              7,565,000              2,988,000
                                                  ------------------       ----------------

GROSS PROFIT                                      $        3,825,000       $      2,042,000

OPERATING EXPENSES                                         2,618,000              1,637,000
                                                  ------------------       ----------------
INCOME FROM OPERATIONS                            $        1,207,000       $        405,000
                                                  ------------------       ----------------

 OTHER EXPENSE                                    $        2,145,000       $        942,000
                                                  ------------------       ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES            $         (938,000)      $       (537,000)

PROVISION FOR INCOME TAXES                                     7,000                  2,000
                                                  ------------------       ----------------

NET LOSS                                          $         (945,000)      $       (539,000)
                                                  ==================       ================

NET LOSS PER SHARE (primary)                      $             (.29)      $           (.24)
                                                  ==================       ================

NET LOSS PER SHARE (fully-diluted)                $             (.22)      $           (.24)
                                                  ==================       ================



                                            FIELDS AIRCRAFT SPARES, INC.

                                     UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS ENDED JULY 3, 1998 AND JUNE 30, 1997


                                                                                       1998                   1997
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  loss                                                             $        (945,000)     $        (539,000)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
     Depreciation and amortization                                                   154,000                 60,000
     Amortization of goodwill and debt issuance costs                                361,000                369,000
     Increase in accounts receivable                                              (2,156,000)              (407,000)
     Increase in inventory                                                        (4,193,000)            (1,106,000)
     Increase in prepaid expenses                                                   (600,000)               (81,000)
     Decrease (increase) in other assets                                             629,000                (91,000)
     Increase in accounts payable                                                  1,707,000                543,000
     Increase in other accrued liabilities                                         1,852,000                 62,000
     Increase in income taxes payable                                                                         2,000
                                                                           -----------------      -----------------
        Net cash used in operating activities                              $      (3,191,000)     $      (1,188,000)
                                                                           -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                 $      (2,047,000)     $        (13,000)
     Acquisition of goodwill                                                      (3,441,000)
                                                                           -----------------      ----------------

        Net cash used in investing activities                              $      (5,488,000)     $        (13,000)
                                                                           -----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (payments) on line of credit                           $       1,879,000      $     (6,232,000)
     Principal payments on notes and capital leases
        payable                                                                      (60,000)              (41,000)
     Borrowings on notes and capital leases payable                                  359,000             8,401,000
     Costs associated with issuance of notes payable                                                      (470,000)
     Proceeds from issuance of common stock                                        2,609,000               180,000
     Costs associated with the issuance of common stock                             (391,000)             (147,000)
                                                                           -----------------      ----------------

        Net cash provided by financing activities                          $       4,396,000      $      1,691,000
                                                                           -----------------      ----------------

NET (DECREASE) INCREASE                                                    $      (4,283,000)     $        490,000

CASH AND CASH EQUIVALENTS, December 31,
     1997 and 1996                                                                 6,071,000                88,000
                                                                           -----------------      ----------------

CASH AND CASH EQUIVALENTS, July 3, 1998 and
     June 30, 1997                                                         $       1,788,000      $        578,000
                                                                           =================      ================


                                            FIELDS AIRCRAFT SPARES, INC.

                                 UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JULY 3, 1998 AND JUNE 30, 1997


                                                        COMMON STOCK
                                        -------------------------------------------------
                                         NUMBER OF                              ADDITIONAL                              TOTAL
                                          SHARES                                 PAID-IN             RETAINED       SHAREHOLDERS'
                                        OUTSTANDING           AMOUNT             CAPITAL             DEFICIT           EQUITY
                                        -----------           ------             -------             -------           ------
BALANCES, December 31, 1997               2,079,571        $   351,000         $  6,959,000     $  (1,711,000)      $   5,599,000

Issuance of common stock                    352,092             18,000            2,101,000                             2,119,000

Net loss                                                                                             (945,000)           (945,000)
                                           ---------      ------------         ------------     -------------       -------------

BALANCES, July 3, 1998                     2,431,663      $    369,000         $  9,060,000     $  (2,656,000)      $   6,773,000
                                           =========      ============         ============     =============       =============

BALANCES, December 31, 1996                1,302,137      $    312,000         $  5,065,000     $  (1,564,000)      $   3,813,000

Issuance of common stock                     590,749            29,000              (30,000)                               (1,000)

Net loss                                                                                             (539,000)           (539,000)
                                          ----------      ------------          -----------     -------------       -------------

BALANCES, June 30, 1997                    1,892,886      $    341,000         $  5,035,000     $  (2,103,000)      $   3,273,000
                                          ==========      ============         ============     =============       =============

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies

         a.       Principles of consolidation and company background

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly-owned subsidiaries Fields Aircraft Spares Incorporated (FASC), a California corporation, Flightways Manufacturing, Inc. (FMI), Skylock Industries and Fields Aero Management, Inc. All significant intercompany accounts and activity have been eliminated.

                  The Group manufactures and distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a brokerage basis.

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

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 13% and 17% of total sales for the six months ended July 3, 1998 and June 30, 1997, respectively.

                  For the six months ended July 3, 1998, two customers accounted for sales of $962,000 and $1,350,000. For the six months ended June 30, 1997, two customers accounted for sales of $696,000 and $507,000.

          d.       Cash and cash equivalents

                  For purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

                  The Group currently maintains cash in bank deposit accounts which exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $1,609,000 as of July 3, 1998.

                          FIELD AIRCRAFT SPARES, INC.

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

                  Inventory as of July 3, 1998 and December 31, 1997 consisted of the following:

                                            1998                     1997
                                            ----                     ----

        Raw materials              $        1,148,000     $
        Work-in-process                       332,000
        Finished goods                     13,771,000            11,058,000
                                   ------------------     -----------------

                     Total         $       15,251,000     $      11,058,000
                                   ==================     =================

         f.       Land, building and equipment

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the six months ended July 3, 1998 and June 30, 1997 amounted to $154,000 and $60,000, respectively.

                  Long-term assets of the Company are reviewed annually as to whether their carrying value has income impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of July 3, 1998 management expects these assets to be fully recoverable.

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued)

         g.       Debt issuance costs

                  Gross debt issuance costs of $1,459,000 less amortization of $452,000 at July 3, 1998 relate to the issuance of financing. Amortization of debt issuance costs for the six months ended July 3, 1998 and June 30, 1997 amounted to $260,000 and $369,000, respectively. The costs are amortized using the straight-line method over the life of the respective loans.

         h.       Revenue recognition

                  The Group recognizes revenue from all types of sales under the accrual method of accounting when title transfers. Title transfers at the Group's facilities.

         i.       Earnings per share

                  In March 1995, FASI's shareholders authorized the reverse split of its common stock on the basis of fifty old shares for one new share. This reverse split was effective as of November 1995. All references herein to the number of shares are after the reverse split.

                  Fully-diluted earnings per share was computed using 3,560,064 and 2,280,920 shares for the six months ended July 3, 1998 and June 30, 1997, respectively.

         j.       Income taxes

                  The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, bad debts, inventory, and depreciation.

                  The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of July 3, 1998 and December 31, 1997 consisted of the following:

                                                            1998         1997
                                                            ----         ----
           Deferred tax liability resulting from
             taxable temporary differences for
             accounting for inventory                 $  (314,000)   $ (314,000)
           Deferred tax liability resulting from
             taxable temporary differences for
             accounting for depreciation                  (19,000)

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies (continued)

         j.       Income taxes (continued)


                                                            1998         1997
                                                            ----         ----
           Deferred tax asset resulting from
             deductible temporary differences
             for allowance for doubtful accounts      $    32,000    $    6,000
           Deferred tax asset resulting from
             deductible temporary differences for
             product warranty costs                         3,000
           Deferred tax asset resulting from
             deductible temporary differences for
             accrued expenses                               5,000
           Deferred tax asset resulting from
             deductible temporary differences
             for utilization of net operating loss
             carryforwards for income tax purposes      1,078,000     1,078,000
           Valuation allowance resulting from the
             potential nonutilization of net operating
             loss carryforwards for income tax
             purposes                                    (785,000)     (770,000)
                                                      -----------    ----------

                 Total deferred income taxes          $      -       $     -
                                                      ===========    ==========

         k.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the six months ended July 3, 1998 and June 30, 1997.

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

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.       Summary of significant accounting policies (continued)

          m. Change in accounting period

                  In March 1998, the Company elected to change its reporting year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the balances and activities for the second quarter of 1998 ending on July 3.


2.       Shareholders' equity

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At July 3, 1998 and December 31, 1997, there were no shares of preferred stock issued or outstanding.

                  FASI has the following common stock as of July 3, 1998 and December 31, 1997:
                                            1998             1997
                                            ----             ----

          Authorized                     5,000,000         5,000,000
          Issued and outstanding         2,431,663         2,079,571
          Par value                           $.05              $.05

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

                  In 1996, FASI sold 317,785 shares of common stock and 158,893 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance. In April 1998, warrants were exercised to purchase 93,413 shares of common stock for $6.25 per share. The net proceeds were $450,000 after deducting accumulated offering costs of $134,000.

                          FIELD AIRCRAFT SPARES, INC.

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

                          FIELD AIRCRAFT SPARES, INC.

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

                  In April 1998, 48,015 common shares were issued to acquire Skylock Industries.

3.       Notes and capital leases payable

                  The notes and capital leases payable at July 3, 1998 and December 31, 1997 consisted of the following:

                                                                    1998               1997
                                                                    ----               ----
Subordinated debenture with fixed interest at 8.50%
    per annum, payable semi-annually, due 2000                $      8,000,000  $       8,000,000

Note payable to NationsCredit, secured by all
    assets of the Group, interest at prime plus 3.0%
    (11.5% at March 31, 1998), payable monthly, due 2000             8,926,000          7,047,000

Notes and capital leases payable, secured by equipment,
    monthly payments of $7,350 including interest at rates
    ranging from 8.9% to 16.6%, due through August 2002                261,000

Other notes payable                                                     93,000             55,000
                                                              ----------------  -----------------

             Total notes and capital leases payable           $     17,280,000  $      15,102,000
Less current portion                                                   158,000             55,000
                                                              ----------------  -----------------

                Notes and capital leases payable, net of
                     current portion                          $     17,122,000  $      15,047,000
                                                              ================  =================

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



3.       Notes and capital leases payable (continued)

                  Principal payment requirements on all notes payable based on terms explained above are as follows:

                    YEAR ENDING
                     JULY 3,                            AMOUNT

                       1999                       $        158,000
                       2000                             16,998,000
                       2001                                 72,000
                       2002                                 44,000
                       2003                                  8,000
                     Thereafter                              -


                  Total interest expense including the amortization of debt issuance costs for the six months ended July 3, 1998 and June 30, 1997 amounted to $995,000 and $942,000, respectively. Total interest paid for the six months ended July 3, 1998 and June 30, 1997 amounted to $765,000 and $573,000, respectively.

 4.       Other expense

                  During the quarter ended July 3, 1998, the Company recorded non-recurring expenses of $1,200,000 to reflect the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

5.       Provision for income taxes

                  The provision for income taxes for the six months ended July 3, 1998 and June 30, 1997 consisted of the following:

                                                          1998         1997
                                                          ----         ----
                  CURRENT:
                     State                            $    7,000    $   2,000
                                                      ----------    ---------
                        Total provision for income
                          taxes                       $    7,000    $   2,000
                                                      ==========    =========

                  Total income taxes paid in 1998 and 1997 amounted to $7,000 and $3,000. The Group has net operating loss carryovers available to offset future taxable income. The amount and expiration date of the carryovers are as follows:

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.       Provision for income taxes (continued)


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

6.       Commitments

                  The Group leases facilities and vehicles under operating leases expiring through October 31, 2008 and subleases a facility to a third party. The minimum lease payments required under the leases as of July 3, 1998 are as follows:

                    YEAR ENDING       OPERATING LEASE        OPERATING LEASE
                         JULY 3,           EXPENSE                 INCOME

                         1999         $        998,000       $      156,000
                         2000                  955,000               39,000
                         2001                  900,000
                         2002                  900,000
                         2003                  756,000
                     Thereafter              4,032,000

                  Lease expense for the six months ended July 3, 1998 and June 30, 1997 was $166,000 and $45,000, respectively. Lease income for the six months ended July 3, 1998 was $78,000.


7.       Related party transactions

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group.

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 8.       Stock option plans

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

                  In April 1997, FASI issued options to employees of the Group to acquire up to 100,000 common shares of FASI at an exercise price of $6.25 per share. Half of the options vested in April 1998 and the remaining half will vest in April 1999. The options expire in April 2000.

                  In August 1997, FASI issued options to executives of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Group meets the following conditions; the Group must raise at least $7,500,000 in additional debt or equity capital and the Group must have sales of at least $14,000,000 in any 12-month period after the grant date. Half of the options vested August 6,1998 with the other half vesting no earlier than August 1999. The conditions must be met by June 30, 1999 and the options will expire three years after the vesting date.

                  In August 1997, FASI issued options to executives of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002.

                  The Company granted share options to certain key employees and executives on the following dates:

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 8.       Stock option plans (continued)

                  On January 16, 1998, Group A: 10,000 common shares at a price of $8.35 per share. Half of the options will vest on January 15, 1999 and the remainder will vest on January 14, 2000. The options will expire January 16, 2003 and Group B: 40,000 common shares at a price of $8.35 per share subject to certain vesting requirements. Subject to satisfaction of performance conditions, half of the options vest on January 15, 1999, and the remainder vest on January 14, 2000. The options expire three years after vesting.

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

                  The Group accounts for stock options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Group's stock option grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 "Accounting for Stock-Based Compensation", the Group's net loss and loss per share would have been increased to the pro forma amounts indicated below for the six months ended July 3, 1998 and June 30, 1997:

                                                1998               1997

Net loss                  As reported       $    (945,000)      $     (529,000)
                                            =============       ==============

                          Pro forma         $  (1,901,000)      $     (575,000)
                                            =============       ==============

Primary earnings
 (loss) per share         As reported       $        (.29)      $         (.24)
                                            =============       ==============

                          Pro forma         $        (.59)      $         (.25)
                                            =============       ==============

Fully-diluted earnings
 (loss) per share         As reported       $        (.22)      $         (.24)
                                            =============       ==============

                          Pro forma         $        (.49)      $         (.25)
                                            =============       ==============

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 8.       Stock option plans (continued)

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

                  The first condition for vesting of the August 7, 1997 option grant was met in September 1997. The Group met the second vesting condition of sales of $14,000,000 in any 12-month period after the grant date on August 6, 1998. Accordingly, it is assumed these options will vest at the earliest possible date.

                  The  fair  value  of  the  November   1995  option  grant  was
determined to be immaterial. Accordingly, the effect of these options on income is not included in the above pro forma amounts.


9.       Contingency

                  In the event of the death of a Director or Officer of the Group, the Group is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.


10.      Acquisitions

                  In  January  1998,  the Group  completed  the  acquisition  of
Flightways  Manufacturing,   Inc.  (FMI).  FMI  is  a  manufacturer  of  plastic
replacement components for commercial aircraft seats and interiors.

                  Each share of FMI tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,866,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and liabilities assumed. The assets, liabilities and results of operations for FMI are included with those of the Group as of July 3, 1998 and for the six months then ended.

                          FIELD AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.      Acquisitions (continued)

                  The excess of the purchase price over the net assets acquired and liabilities assumed, of $2,767,000, is being amortized over 15 years.
Amortization of goodwill for the six months ended July 3, 1998 amounted to $90,000.

                  In April 1998, the Group acquired 100% of the issued and outstanding shares of Skylock Industries (Skylock) by paying $956,000 in cash, retiring $101,000 in Skylock debt and issuing 60,019 common shares of FASI. In April 1998, $756,000 of the cash amount was paid and 48,015 common shares were issued at closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 28, 1998 and April 27, 1999.

                  The total cost of acquisition was approximately $1,556,000. This acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their fair market values and liabilities assumed. The assets, liabilities and results of operations for Skylock are included with those of the Group as of July 3, 1998 and for the three months then ended.

                  The excess of the purchase price over the net assets acquired and liabilities assumed of approximately $674,000 is being amortized over 15 years. Amortization of goodwill for the six months ended July 3, 1998 amounted to $11,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarters Ended July 3,1998 and June 30, 1997

         On March 30, 1998 the Company changed its fiscal year to a 52- or 53-week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which contains the last business day of December. This report contains financial information for the second quarter of the fiscal year consisting of the period from April 4, 1998 to July 3, 1998. The comparable period for the prior year is the calendar quarter ended June 30, 1997.

         Operations of the Company and its subsidiaries for the quarter ended July 3, 1998 generated income of $621,000, compared to operating income of $395,000 for the comparable period of 1997, an increase of approximately 57%. The increase in income for the current quarter is attributable to an increase in sales resulting in an increase in the dollar amount of gross profit.

         Net sales for the quarter ended July 3, 1998 were $5,794,000 compared to $2,941,000 for the comparable period of 1997, an increase of $2,853,000 or approximately 97%. This increase in sales included an increase of $836,000 across the broad range of the Company's products and approximately $1,470,000 as a result of the inclusion of sales of Flightways Manufacturing, Inc
("Flightways"), a wholly-owned company acquired in January 1998, and approximately $547,000 as a result of the inclusion of sales of Skylock Industries, ("Skylock"), a wholly-owned company acquired in April 1998.

         Cost of sales for the quarters ended July 3, 1998 and June 30, 1997 were $3,790,000 and $1,753,000 respectively (approximately 65% and 60% respectively). The reduction in gross margin percentage is as a result of a change in the product mix of the Company and also the inclusion of the results of Flightways and Skylock which, as manufacturing entities, have a higher cost of goods sold percentage than parts distribution.

         Operating expenses increased to $1,383,000 for the quarter ended July 3, 1998 from $793,000 for the quarter ended June 30, 1997. This was principally attributable to the inclusion of the results of the newly acquired companies.

         Interest expense increased to $522,000 from $278,000 in the quarters ended July 3, 1998 and June 30, 1997, respectively. This was attributable to interest on increased debt amounts outstanding to finance both growth and the acquisitions of Flightways and Skylock.

         The Company took a non-recurring charge to income in the quarter ended July 3, 1998 of $1,200,000 to reflect non-recurring expenses relating to the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

         As a result of the foregoing, the Company had a net loss for the quarter ended July 3, 1998 of $1,055,000 as compared to net income of $115,000 for the comparable period in 1997, a decrease of $1,170,000. This decrease was attributable to the one-time charge of $1,200,000. On a per share basis, net loss for the current period was $.27 per share fully diluted ($.32 per share primary) compared to an income of $.05 per share fully diluted ($.06 per share primary) in the comparable period of 1997.

Six Months Ended July 3 1998 and June 30 1997


         On March 30, 1998, the Company changed its fiscal year to a 52- or 53-week year ending on the Friday of the calendar week which contains the last business day of December. This report contains financial information for the first six months of the fiscal year consisting of the period from January 1, 1998 to July 3, 1998. The comparable period for the prior year is the six months ended June 30, 1997.

         Operations of the Company and its subsidiaries for the six months ended July 3, 1998 generated income of $1,207,000, compared to operating income of $405,000 for the comparable period of 1997, an increase of 198%. The increase in income for the current six months is attributable to an increase in sales resulting in an increase in the dollar amount of gross profit.

         Net sales for the six months ended July 3, 1998 were $11,390,000 compared to $5,030,000 for the comparable period of 1997, an increase of $6,360,000 or approximately 126%.This increase in sales included an increase of approximately $2,780,000 across the broad range of the Company's products and approximately $3,033,000 as a result of the inclusion of sales of Flightways, and approximately $547,000 as a result of the inclusion of sales of Skylock.

         Cost of sales for the six months ended July 3, 1998 and June 30, 1997 were $7,565,000 and $2,988,000 respectively (approximately 66% and 59% of sales respectively). The reduction in gross margin percentage is a result of a change in the product mix of sales of the Company and also the inclusion of the results of Flightways and Skylock which, as manufacturing entities, have a higher cost of goods sold percentage than parts distribution.

         Operating expenses increased to $2,618,000 for the six months ended July 3, 1998 from $1,637,000 for the six months ended June 30, 1997. This was principally attributable to the inclusion of the results of Flightways and Skylock.

         Interest expense increased to $995,000 from $942,000 in the six months ended July 3, 1998 and June 30, 1997 respectively. This increase was attributable to interest on increased debt amounts outstanding to finance both growth and the acquisitions of Flightways and Skylock and was offset by a reduction in overall interest rates and a non-recurring $340,000 accelerated write-off of loan costs and other fees in the 1997 period.

         The Company took a non-recurring charge to income in the six months period ended July 3, 1998 of $1,200,000 to reflect non-recurring expenses relating to the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

         As a result of the foregoing, the Company had a net loss for the six months ended July 3, 1998 of $945,000 as compared to a net loss of $539,000 for the comparable period in 1997, an increase in net loss of $406,000. This was attributable to the one-time charge of $1,200,000. On a per-share basis, the net loss for the current period was $.22 per share fully diluted ($.29 per share primary) compared to a loss of $.24 fully diluted ($.28 per share primary) in the comparable period of 1997.

Liquidity

         As at July 3, 1998, the Company had working capital (current assets in excess of current liabilities) of $16,744,000 compared to working capital of $17,740,000 at December 31, 1997. Although the net result was a relatively small reduction of $996,000, there were factors of substantial amounts affecting this, the largest being the acquisitions of Flightways and Skylock.

         The cost of the acquisition of Flightways was approximately $2,866,000 with a further approximately $1,100,000 being used to retire debt. The acquisition was partially funded by an issue of common shares (see Capital Resources) which produced net cash proceeds of $1,798,000, an increase in borrowing under the Company's line of credit with Nationscredit of approximately $1,000,000 and cash. The total cost of acquisition of Skylock was approximately $1,556,000 which was financed by a combination of cash of approximately $950,000 drawn from the Company's credit line with Nationscredit, an issue of common stock (see Capital Resources) and a vendor deferred note conditional upon certain targets being met.

         Operating activities used $3,191,000 and $1,188,000 of the Company's cash flow for the six months ended July 3, 1998 and June 30, 1997, respectively. There were increases in all non-cash current assets. These increases were mostly as a result of the two acquisitions. Accounts receivable increased by $2,156,000 entirely as a result of the acquisitions while inventory increased by $4,193,000 of which $1,853,000 was represented by the acquisitions. The balance of the increase in inventory was as a result of an expansion in the Company's after-market aircraft inventory management and supply program, first introduced in 1997.

         Increases in accounts payable of $1,707,000 were also due to the acquisitions, which accounted for $1,121,000 of this figure. Accrued liabilities increased by $1,852,000 which was mostly as a result of the one-time charge of $1,200,000 taken in this period.

Capital Resources

         On February 20, 1998, the Company completed a private placement to non-United States persons pursuant to Regulation S of the Securities Act of 1933, as amended. The Company issued 26,333 units consisting of 210,664 common shares and warrants to acquire 52,666 common shares at $13 per share (the "Warrants"). The units were sold for $2,053,974. The warrants are exercisable at any time prior to the second anniversary of their issuance. Etablissement Pour le Placement Prive, Zurich, Switzerland, ("EPP") acted as the Company's placement agent in connection with the offering. After brokerage and issuance costs, the sale resulted in a net infusion of capital of approximately $1,798,000. For financial accounting purposes an additional $600,000 was offset against the proceeds of the placement as additional costs in connection with the issuance of securities.

         In April 1998, the Company acquired 100% of the issued and outstanding shares of Skylock by paying approximately $950,000 in cash, retiring approximately $100,000 in Skylock debt and issuing 60,019 common shares of the Company. Of these amounts $200,000 in cash and 12,004 common shares remain to be paid over in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 1, 1998, and March 31, 1999.

         In April 1998, warrants, originally issued in 1996, were utilized to purchase 93,413 shares of common stock for $6.25 per share. The net proceeds were $450,000 after deducting accumulated offering costs of $134,000.

         The Company will continue to actively seek debt and/or equity capital infusions. The Company intends to use a substantial portion of any additional capital to pursue potential acquisitions and the purchase of inventory. There is no assurance the Company will be successful in securing additional capital.

Year 2000 Issue

         The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable date. The Company is addressing liabilities related to this issue on its computer systems by making system changes now and does not expect any material financial impact to its consolidated financial position, results of operations or cash flows as a result of making these changes.

         There can be no assurance that the Company's suppliers or vendors will be Year 2000 compliant and that their failure or any other third-party enterprise with which the Company interacts to achieve that compliance could have a material adverse effect on the Company, its financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is currently not a party to any material known litigation.


ITEM 2.           CHANGES IN SECURITIES.

Issuance of Shares Without Registration

         During the quarter ended July 3, 1998, the Company issued the follow securities without registration under the Securities Act of 1933:

         In April 1998, warrants, originally issued in the Company's Units offering in 1996 and 1997, were exercised to purchase 93,413 common shares for $6.25 per share. The warrants were exercised by non-United States persons pursuant to Regulation S of the Securities Act of 1933. The net proceeds to the Company were $450,000 after deducting accumulated offering costs of $134,000. These costs include underwriting commissions of approximately $29,200 paid to Etablissement Pour le Placement Prive, Zurich, Switzerland.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the quarter ended July 3, 1998.


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

                           Exhibit 11 Statement re computation of per share earnings
                           Exhibit 27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the quarter ended July 3, 1998.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 17, 1998


                                     FIELDS AIRCRAFT SPARES, INC.



                                     By: /s/ Alan M. Fields
                                        ---------------------------------------
                                        Alan M. Fields, President and Principal
                                        Executive Officer



                                     By: /s/ Lawrence J. Troyna
                                        ---------------------------------------
                                        Lawrence J. Troyna, Principal Financial
                                        Officer