Form 10QSB
period 1998-09-30
FIELDS AIRCRAFT SPARES INC
filed 1998-11-17
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1998

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

               4175 Guardian Street, Simi Valley, California 93063
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 583-0080
                                 --------------
                (Issuer's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Stock                               Amount Outstanding
      --------------                               ------------------
$.05 par value Common Shares                  2,483,781 Common Shares
                                                 at November 6, 1998

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

                                                 TABLE OF CONTENTS

                                                                      Page No.

Part I - Financial Information

         Item 1.  Consolidated Financial Statements

                           Balance Sheet..................................3
                           Statement of Operations........................4
                           Statement of Shareholders' Equity..............6
                           Statement of Cash Flows........................7
                           Notes to Financial Statements..................8


         Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations....................................21


Part II. - Other Information

         Item 1.  Legal Proceedings......................................26
         Item 2.  Changes in Securities..................................26
         Item 3.  Defaults upon Senior Securities........................26
         Item 4.  Submission of Matters to a Vote
                           of Security Holders...........................26
         Item 5.  Other Information......................................26
         Item 6.  Exhibits and Reports on Form 8-K.......................26



                                           FIELDS AIRCRAFT SPARES, INC.

                                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                                    AS OF OCTOBER 2, 1998 AND DECEMBER 31, 1997
                                                    A S S E T S
                                                                                1998              1997
                                                                                ----              ----
CURRENT ASSETS:
     Cash and cash equivalents                                           $    626,000             $       6,071,000
     Accounts receivable, less allowance for doubtful
         accounts of $145,000 in 1998 and $100,000
         in 1997                                                            5,563,000                     1,955,000
     Inventory                                                             16,893,000                    11,058,000
     Prepaid expenses                                                         790,000                       191,000
                                                                         ------------              ----------------
              Total current assets                                       $ 23,872,000              $     19,275,000
                                                                         ------------              ----------------

LAND, BUILDING AND EQUIPMENT:
     Land                                                                $    210,000              $        210,000
     Building and building improvements                                     1,245,000                     1,065,000
     Furniture and equipment                                                4,172,000                       565,000
                                                                         ------------              ----------------
              Totals                                                     $  5,627,000              $      1,840,000
     Less accumulated depreciation and amortization                         2,386,000                       830,000
                                                                         ------------              ----------------
              Land, building and equipment, net                          $  3,241,000              $      1,010,000
                                                                         ------------              ----------------

OTHER ASSETS:
     Debt issuance costs, net of accumulated
         amortization                                                    $  1,061,000              $      1,267,000
     Goodwill, net of accumulated amortization                              3,286,000
     Other assets                                                                                           629,000
                                                                                                   ----------------
              Total other assets                                         $  4,347,000              $      1,869,000
                                                                         ------------              ----------------
                  Total assets                                           $ 31,460,000              $     22,181,000
                                                                         ------------              ----------------

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                    $  3,454,000              $      1,239,000
     Other accrued liabilities                                              1,178,000                       241,000
     Current portion of notes and capital
         leases payable                                                        57,000                        55,000
                                                                         ------------              ----------------
              Total current liabilities                                  $  4,689,000              $      1,535,000
                                                                         ------------              ----------------

LONG-TERM LIABILITIES:                                                   $ 19,506,000              $     15,047,000
                                                                         ------------              ----------------

SHAREHOLDERS' EQUITY:
     Common stock                                                        $    371,000              $        351,000
     Additional paid-in capital                                             9,308,000                     6,959,000
     Retained deficit                                                      (2,414,000)                   (1,711,000)
                                                                         ------------              ----------------
              Total shareholders' equity                                 $  7,265,000              $      5,599,000
                                                                         ------------              ----------------
                  Total liabilities and shareholders'
                           equity                                        $ 31,460,000              $     22,181,000
                                                                         ------------              ----------------


                                               FIELDS AIRCRAFT SPARES, INC.


                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997






                                                                                     1998                               1997
                                                                                     ----                               ----

SALES                                                                          $6,120,000                         $3,414,000

COST OF SALES                                                                   4,028,000                          2,148,000
                                                                               ----------

GROSS PROFIT                                                                   $2,092,000                         $1,266,000

OPERATING EXPENSES                                                              1,263,000                            791,000
                                                                               ----------                         ----------

INCOME FROM OPERATIONS                                                         $  829,000                         $  475,000

OTHER EXPENSES                                                                    585,000                            307,000
                                                                               ----------                         ----------

INCOME BEFORE PROVISION FOR
INCOME TAXES                                                                   $  244,000                         $  168,000

PROVISION FOR INCOME TAXES                                                          2,000                              7,000
                                                                               ----------                         ----------

NET INCOME                                                                     $  242,000                         $  161,000
                                                                               ==========                         ==========

NET INCOME PER SHARE (basic)                                                   $      .10                         $      .08
                                                                               ==========                         ==========

NET INCOME PER SHARE (diluted)                                                 $      .08                         $      .07
                                                                               ==========                         ==========


                                              FIELDS AIRCRAFT SPARES, INC.

                                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997



                                                                                     1998                               1997
                                                                                     ----                               ----

SALES                                                                         $17,510,000                         $8,444,000

COST OF SALES                                                                  11,593,000                          5,136,000
                                                                              -----------                         ----------

GROSS PROFIT                                                                   $5,917,000                         $3,308,000

OPERATING EXPENSES                                                              3,881,000                          2,428,000
                                                                               ----------                         ----------

INCOME FROM OPERATIONS                                                         $2,036,000                         $  880,000

OTHER EXPENSES                                                                  2,730,000                          1,249,000
                                                                               ----------                         ----------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                                                                  $ (694,000)                        $ (369,000)

PROVISION FOR INCOME TAXES                                                          9,000                              7,000
                                                                               ----------                         ----------

NET LOSS                                                                       $ (703,000)                        $ (376,000)
                                                                               ==========                         ==========

NET LOSS PER SHARE (basic)                                                     $     (.31)                        $     (.22)
                                                                               ==========                         ==========

NET LOSS PER SHARE (diluted)                                                   $     (.15)                        $     (.19)
                                                                               ==========                         ==========


                                                FIELDS AIRCRAFT SPARES, INC.

                                         UNAUDITED STATEMENTS OF SHAREHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997



                                         NUMBER OF                           ADDITIONAL                                 TOTAL
                                          SHARES                              PAID-IN              RETAINED          SHAREHOLDERS'
                                       OUTSTANDING            AMOUNT          CAPITAL              DEFICIT              EQUITY
                                   -----------------    ----------------  -----------------    ----------------    -----------------
BALANCES, DECEMBER 31, 1997               2,079,571            $351,000         $6,959,000        $(1,711,000)           $5,599,000

Issuance of common stock                    394,210              20,000          2,349,000                                2,369,000

Net loss                                                                                             (703,000)            (703,000)

                                   -----------------    ----------------  -----------------    ----------------    -----------------
BALANCES, OCTOBER 2, 1998                 2,473,781            $371,000         $9,308,000        $(2,414,000)           $7,265,000
                                   =================    ================  =================    ================    =================



BALANCES, DECEMBER 31, 1996               1,302,137            $312,000         $5,065,000        $(1,564,000)           $3,813,000

Issuance of common stock                    605,749              30,000            142,000                                  172,000

Net loss                                                                                             (376,000)            (376,000)

                                   -----------------    ----------------  -----------------    ----------------    -----------------
BALANCES, SEPTEMBER 30, 1997              1,907,886            $342,000         $5,207,000        $(1,940,000)           $3,609,000
                                   =================    ================  =================    ================    =================




                                           Fields Aircraft Spares, Inc.
                                  Unaudited Consolidated Statements of Cash Flows
                                             For The Nine Months Ended
                                      October 2, 1998 and September 30, 1997





                                                                                1998               1997
                                                                         ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
           NET LOSS                                                           $   (703,000)       $  (376,000)
           Adjustments to reconcile net loss to net cash
           used in operating activities:
           Depreciation and amortization                                           241,000             91,000
           Amortization of goodwill and debt issuance costs                        561,000            410,000
           Increase in accounts receivable                                      (3,608,000)          (753,000)
           Increase in inventory                                                (5,835,000)        (2,057,000)
           Increase in prepaid expenses                                           (599,000)           (21,000)
           Decrease (increase) in other assets                                     629,000           (138,000)
           Increase in accounts payable                                          2,215,000          1,119,000
           Increase in other accrued liabilities                                   937,000             90,000
           Increase in income taxes payable                                                             6,000
                                                                         ------------------ ------------------
                      Net cash used in operating activities                   $ (6,162,000)       $(1,629,000)
                                                                         ------------------ ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of equipment                                              $ (2,658,000)       $   (20,000)
           Acquisition of goodwill                                              (3,441,000)
                                                                         ------------------ ------------------
                      Net cash used in investing activities                   $ (6,099,000)       $   (20,000)
                                                                         ------------------ ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Net borrowings (payments) on line credit                           $  3,982,000        $(6,232,000)
           Principal payments on notes payable                                     (69,000)           (19,000)
           Borrowings on notes payable                                             635,000         18,810,000
           Costs associated with issuance of notes payable                        (200,000)        (1,881,000)
           Net proceeds from issuance of common stock                            2,872,000            352,000
           Costs associated with the issuance of common stock                     (404,000)          (147,000)
                                                                         ------------------ ------------------

                      Net cash provided by financing activities               $  6,816,000        $10,883,000
                                                                         ------------------ ------------------

NET (DECREASE) INCREASE IN CASH:                                              $ (5,445,000)       $ 9,234,000
                                                                         ------------------ ------------------

CASH AND CASH EQUIVALENTS, December 31, 1997 and
1996                                                                             6,071,000             88,000
                                                                         ------------------ ------------------

CASH AND CASH EQUIVALENTS, October 2, 1998
           and September 30, 1997                                             $    626,000        $ 9,322,000
                                                                         ================== ==================

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of significant accounting policies

         a.  Principles of consolidation and company background

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly-owned subsidiaries Fields Aircraft Spares Incorporated (FASC), a California corporation, Flightways Manufacturing, Inc. (FMI), Skylock Industries (Skylock) and Fields Aero Management, Inc. (FAM). All significant intercompany accounts and activity have been eliminated.

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

         c.  Concentration of sales

                  The Group had sales to foreign companies that amounted to 13% of total sales for each of the nine months ended October 2, 1998 and September 30, 1997.

                  For the nine months ended October 2, 1998, two customers accounted for sales of $3,355,000 and $1,459,000. For the nine months ended
September 30, 1997, two customers accounted for sales of $1,207,000 and $1,063,000.

         d.  Cash and cash equivalents

                  For purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

                  The Group currently maintains cash in bank deposit accounts which exceeds federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $525,000 as of October 2, 1998.

         e.  Inventory

                  Inventory is valued at the lower of cost or market value using the first-in, first-out method. Where a group of parts were purchased together as a lot, the cost of

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


the lot was allocated to the individual parts by management pro rata to the list selling price at the time of purchase. Consistent with industry practice, inventory is carried as a current asset but all inventory is not expected to be sold within one year.

                  Inventory as of October 2, 1998 and December 31, 1997 consisted of the following:

                              1998                     1997
                              ----                     ----

     Raw materials            $   743,000             $
     Work-in-process              689,000
     Finished goods            15,461,000              11,058,000
                              -----------             -----------
              Total           $16,893,000             $11,058,000

         f.       Land, building and equipment

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from 3 to 25 years.

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the nine months ended October 2, 1998 and September 30, 1997 amounted to $241,000 and $91,000, respectively.

                  Long-term assets of the Company are reviewed annually as to whether their carrying value has income impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 2, 1998 management expects these assets to be fully recoverable.

         g.       Debt issuance costs

                  Gross debt issuance costs of $1,509,000 less amortization of $448,000 at October 2, 1998 relate to the issuance of financing. Amortization of debt issuance costs for the nine months ended October 2, 1998 and September 30, 1997 amounted to $406,000 and $410,000, respectively. The costs are amortized using the straight-line method over the life of the respective loans.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



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

         The Group adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS 128 requires the presentation of earnings per share
(EPS) as Basic EPS and Diluted EPS. Therefore, the EPS for the periods ended September 30, 1997 have been restated to conform to SFAS 128. The reconciliation of the basic and diluted EPS components as of October 2, 1998 and September 30, 1997 is as follows:

                                                For the nine months ended,
                                               October 2,       September 30,
                                                  1998              1997
                                               ---------         ---------
Net Loss available to common stock             $(703,000)        $(376,000)

Interest on convertible debentures               163,000

Net Loss available to common stock             $(540,000)        $(376,000)


                                                For the three months ended,
                                               October 2,        September 30,
                                                  1998              1997
                                                  ----              ----

Net Income available to common stock            $ 242,000        $ 161,000

Interest on convertible debentures                 64,000

Net Income available to common stock            $ 306,000        $ 161,000

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                 For the nine months ended,
                                             October 2,           September 30,
                                                1998                  1997
                                                ----                  ----

Number of common shares outstanding           2,473,781             1,907,886

Weighted averages                              (197,659)             (215,976)

Potential dilutive shares                     1,363,380               290,056
                                           ------------            ----------

Dilutive number of shares                     3,639,502             1,981,966

                                                 For the three months ended,
                                               October 2,         September 30,
                                                 1998                 1997

Number of common shares outstanding            2,473,781           1,907,886

Weighted averages                                (24,039)            (15,000)

Potential dilutive shares                      1,325,667             431,404
                                               ---------           ---------

Dilutive number of shares                      3,775,409           2,324,290
                                               =========           =========

         j.       Income taxes

         The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, bad debts, inventory, and depreciation.

         The Group adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of October 2, 1998 and December 31, 1997 consisted of the following:
                                                           1998           1997
                                                           ----           ----
    Deferred tax liability resulting from
             taxable temporary differences for
             accounting for inventory                 $ (314,000)    $ (314,000)
    Deferred tax liability resulting from
             taxable temporary differences for
             accounting for depreciation                 (19,000)
    Deferred tax asset resulting from
             deductible temporary differences
             for allowance for doubtful accounts          32,000          6,000

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




    Deferred tax asset resulting from
             deductible temporary differences for
             product warranty costs                        3,000
    Deferred tax asset resulting from deductible
             temporary differences for accrued
             expenses                                      5,000
    Deferred tax asset resulting from
             deductible temporary differences
             for utilization of net operating loss
             carryforwards for income tax purposes     1,078,000      1,078,000
    Valuation allowance resulting from the
             potential nonutilization of net operating
             loss carryforwards for income tax
             purposes                                   (785,000)      (770,000)
                                                       ---------      ---------

                   Total deferred income taxes        $     -         $     -
                                                      ==========      =========

         k.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the nine months ended October 2, 1998 and September 30, 1997.

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

         m.       Change in accounting period

         In March 1998, the Company elected to change its reporting year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the balances and activities for the periods of 1998 ending on October 2.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         2.       Shareholders' equity

         FASI has 50,000 shares authorized of its $.001 par value preferred stock. At October 2, 1998 and December 31, 1997, there were no shares of preferred stock issued or outstanding.

         FASI has the following common stock as of October 2, 1998 and December 31, 1997: 1998 1997

         Authorized                     5,000,000           5,000,000
         Issued and outstanding         2,473,781           2,079,571
         Par value                           $.05                $.05

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

         In 1996, FASI sold 317,785 shares of common stock and 158,893 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance. In April 1998, warrants were exercised to purchase 93,413 shares of common stock for $6.25 per share. The net proceeds were $450,000 after deducting costs of $134,000 for underwriting and issuance.

         In addition, during 1997, FASI issued 31,574 shares of common stock and 41,128 warrants. Each warrant allows the holder to purchase one share of common stock for $6.25. FASI issued another 15,000 of common stock in association with the issue of $10,000,000 at 8.50% subordinated debentures.

         The Group's wholly-owned subsidiaries have a Loan and Security Agreement for an aggregate of up to $15,000,000 with NationsCredit Commercial Funding ("NationsCredit") at an interest rate of prime plus 2%. In connection with the NationsCredit loan facility, FASI issued NationsCredit an option to acquire 40,000 common shares of FASI at a price of $6.25 per share.

         In September 1997, FASI closed the sale of $10,000,000 Subordinated Redeemable Debentures due 2000 issued under an Indenture with Etablissement Pour le Placement

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Prive as Trustee. The Securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities which represented to FASI to be accredited non-U.S. persons.

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

         In February 1998, the Group entered into a Supplemental Indenture to the Indenture with Etablissement Pour le Placement Prive as trustee, relating to the 8.5% Subordinated Redeemable Debenture due 2000. The Supplemental Indenture provides that the Debenture holders have the following additional rights: at any time between February 20, 1998 and June 30, 1998, each holder may convert 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $9.75 per share; at any time between February 20, 1998 and September 30, 1998, each holder may convert an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $11.00 per share; at any time between February 20, 1998 and December 31, 1998, each holder may convert an additional 20% of the original principal amount of such holder's Debentures into Common Shares at a conversion price of $13.00 per share. No additional debentures have been converted.

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

         In April 1998, 48,015 common shares were issued to acquire Skylock Industries. In April 1998, warrants were exercised to purchase 93,413 shares of common stock at $6.25 per share. The net proceeds were $450,000 after deducting costs of $134,000 for underwriting and issuance.

         In July 1998, warrants were exercised to purchase 12,118 shares of common stock at $6.25 per share. The net proceeds were $72,000 after deducting costs of $4,000 for underwriting and issuance. In August 1998, warrants were exercised to purchase 30,000 shares of common stock at $6.25 per share. The net proceeds were $178,000 after deducting costs of $9,000 for underwriting and issuance.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



3.       Notes and capital leases payable

                  The notes and capital leases payable at October 2, 1998 and December 31, 1997 consisted of the following:

                                                             1998             1997
                                                             ----             ----
Subordinated debenture with fixed interest at 8.50%
         per annum, payable semi-annually, due 2000      $ 8,000,000        $ 8,000,000
Note payable to NationsCredit, secured by all
         assets of the Group, interest at prime plus
         2.0% (11.0% at October 2, 1998), payable
         monthly, due 2001                                11,029,000          7,047,000
Notes and capital leases payable, secured by equipment,
         monthly payments of $11,940 including
         interest at rates ranging from 8.9% to 16.6%,
         due through October 2002                            477,000

Other notes payable                                           57,000             55,000
                                                         -----------        -----------
         Total notes and capital leases payable          $19,563,000        $15,102,000
         Less current portion                                 57,000             55,000

         Notes and capital leases payable, net of
           current portion                               $19,506,000        $15,047,000
                                                         ===========        ===========


                  Principal payment requirements on all notes payable based on terms explained above are as follows:

         YEAR ENDING
         OCTOBER 2,                     AMOUNT

         1999                       $    57,000
         2000                         8,197,000
         2001                        11,090,000
         2002                           170,000
         2003                            49,000
         Thereafter


         Total interest expense including the amortization of debt issuance costs for the nine months ended October 2, 1998 and September 30, 1997 amounted to $1,530,000 and $1,249,000, respectively. Total interest paid for the nine months ended October 2, 1998 and September 30, 1997 amounted to $1,114,000 and $786,000, respectively.

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         4.       Other expense

         During  the  quarter   ended  July  3,  1998,   the  Company   recorded
non-recurring expenses of $1,200,000 to reflect the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

         5.       Provision for income taxes

         The provision for income taxes for the nine months ended October 2, 1998 and September 30, 1997 consisted of the following:

                                                      1998          1997
                                                      ----          ----
         CURRENT:
                  State                           $  9,000      $  2,000
                                                  --------      --------
                  Total provision for income
                  taxes                           $  9,000      $  2,000
                                                  ========      ========


         Total income taxes paid in 1998 and 1997 amounted to $9,000 and $3,000. The Group has net operating loss carryovers available to offset future federal and California taxable income. The amount and expiration date of the carryovers are as follows:

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

6.       Commitments

         The Group leases facilities and vehicles under operating leases expiring through October 31, 2008 and subleases a facility to a third party. The minimum lease payments required under the leases as of October 2, 1998 are as follows:

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         YEAR ENDING           OPERATING LEASE         OPERATING LEASE
         OCTOBER 2,                 EXPENSE                 INCOME
         ----------                 -------                 ------
         1999                     $  998,000              $  156,000
         2000                        955,000                  39,000
         2001                        900,000
         2002                        900,000
         2003                        756,000
         Thereafter                3,654,000

         Lease expense for the nine months ended October 2, 1998 and September 30, 1997 was $413,000 and $98,000, respectively. Lease income for the nine months ended October 2, 1998 was $136,000.


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

         In August 1997, FASI issued options to executives of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Group meets the following conditions; the Group must raise at least

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


$7,500,000 in additional debt or equity capital and the Group must have sales of at least $14,000,000 in any 12-month period after the grant date. Half of the options vested August 6, 1998 and the other half will vest in August 1999. The conditions must be met by June 30, 1999 and the options will expire three years after the vesting date.

         In August 1997, FASI issued options to employees of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options vested in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002.

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

         The Group accounts for stock options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Group's stock option grants been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 "Accounting for Stock-Based Compensation", the Group's net loss and loss per share would have been increased to the pro forma amounts indicated below for the nine months ended October 2, 1998 and September 30, 1997:



                                              FIELDS AIRCRAFT SPARES, INC.

                                NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                            1998                       1997
                                                            ----                       ----

         Net loss
                          As reported                $        (703,000)        $     (376,000)
                                                     =================         ==============
                          Pro forma                  $      (2,175,000)        $     (639,000)
                                                     =================         ==============

         Basic loss per share
                          As reported                $            (.31)        $         (.22)
                                                     =================         ==============
                          Pro forma                  $            (.95)        $         (.38)
                                                     =================         ==============

         Diluted loss per share
                          As reported                $            (.15)        $         (.19)
                                                     =================         ==============
                          Pro forma                  $            (.55)        $         (.32)
                                                     =================         ==============

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

         The first condition for vesting of the August 7, 1997 option grant was met in September 1997. The Group met the second vesting condition of sales of $14,000,000 in any 12-month period on August 6, 1998. Accordingly, it is assumed these options will vest at the earliest possible date.

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

                          FIELDS AIRCRAFT SPARES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         Each share of FMI tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,866,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair values and liabilities assumed. The assets, liabilities and results of operations for FMI are included with those of the Group as of October 2, 1998 and for the nine months then ended.

         The excess of the purchase price over the net assets acquired and liabilities assumed, of $2,767,000, is being amortized over 15 years.
Amortization of goodwill for the nine months ended October 2, 1998 amounted to $135,000.

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

         The total cost of acquisition was approximately $1,556,000. This acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their fair market values and liabilities assumed. The assets, liabilities and results of operations for Skylock are included with those of the Group as of October 2, 1998 and for the nine months then ended.

         The excess of the purchase price over the net assets acquired and liabilities assumed of approximately $674,000 is being amortized over 15 years. Amortization of goodwill for the nine months ended October 2, 1998 amounted to $20,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



QUARTERS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997


          On March 30, 1998 the Company changed its fiscal year to a 52- 53 week year ending on the Friday of the calendar week which contains the last business day of December. This report contains financial information for the third quarter of the fiscal year consisting of the period from July 4, 1998 to October 2, 1998. The comparable period for the prior year is the calendar quarter ended September 30, 1997.

          The Company and its subsidiaries for the quarter ended October 2, 1998 generated income from operations of $829,000, compared to operating income of $475,000 for the comparable period of 1997, an increase of approximately 75%. The increase in income for the current quarter is attributable to an increase in sales resulting in an increase in the dollar amount of gross profit.

          Net sales for the quarter ended October 2, 1998 were $6,120,000 compared to $3,414,000 for the comparable period of 1997. This increase in net sales of $2,706,000 or approximately 79%, was across the broad range of the Company's products including approximately $1,532,000 as a result of the inclusion of sales of Flightways Manufacturing, Inc ("Flightways"), a wholly-owned company acquired in January 1998, and approximately $521,000 as a result of the inclusion of sales of Skylock Industries, Inc. ("Skylock"), a wholly-owned company acquired in April 1998.

         Cost of sales for the quarters ended October 2, 1998 and September 30, 1997 were $4,028,000 and $2,148,000 respectively (approximately 66% and 63% respectively). The reduction in gross margin percentage is a result of a change in the product mix of the Company and also the inclusion of the results of Flightways and Skylock which, as manufacturing entities, have a higher cost of goods sold percentage than parts distribution.

         Operating expenses increased to $1,263,000 for the quarter ended October 2, 1998 from $791,000 for the quarter ended September 30, 1997. This was principally attributable to the inclusion of the results of the newly acquired companies.

         Interest expense increased to $585,000 from $307,000 in the quarters ended October 2, 1998 and September 30, 1997, respectively. This was attributable to interest on increased debt amounts outstanding to finance both growth and the acquisitions of Flightways and Skylock.

         As a result of the foregoing, the Company had net income for the quarter ended October 2, 1998 of $242,000 as compared to net income of $161,000 for the comparable period in 1997, an increase of $81,000. Net income for the current period was $.08 per share diluted ($.10 per share basic) compared to an income of $.07 per share diluted ($.08 per share basic) in the comparable period of 1997.

NINE MONTHS ENDED OCTOBER 2, 1998 AND SEPTEMBER 30, 1997


         On March 30, 1998, the Company changed its fiscal year to a 52- 53-week year ending on the Friday of the calendar week which contains the last business day of December. This report contains financial information for the first nine months of the fiscal year consisting of the period from January 1, 1998 to October 2, 1998. The comparable period for the prior year is the nine months ended September 30, 1997.

           Operations of the Company and its subsidiaries for the nine months ended October 2, 1998 generated income of $2,036,000, compared to operating income of $880,000 for the comparable period of 1997, an increase of 131%. The increase in income for the current nine months is attributable to an increase in sales resulting in an increase in the dollar amount of gross profit.

           Net sales for the nine months ended October 2, 1998 were $17,510,000 compared to $8,444,000 for the comparable period of 1997. This increase in net sales of $9,066,000 or approximately 107%, was across the broad range of the Company's products including approximately $4,520,000 as a result of the inclusion of sales of Flightways, and approximately $1,023,000 as a result of the inclusion of sales of Skylock.

           Cost of sales for the nine months ended October 2, 1998 and September 30, 1997 were $11,593 000 and $5,136,000 respectively (approximately 66% and 61% of sales respectively). The reduction in gross margin percentage is a result of a change in the product mix of sales of the Company and also the inclusion of the results of Flightways and Skylock which, as manufacturing entities, have a higher cost of goods sold percentage than parts distribution.

           Operating expenses increased to $3,881,000 for the nine months ended October 2, 1998 from $2,428,000 for the nine months ended September 30, 1997. This was principally attributable to the inclusion of the results of Flightways and Skylock.

           Interest expense, including the amortization of debt issuance costs, increased to $1,530,000 from $1,249,000 in the nine months ended October 2, 1998 and September 30, 1997 respectively. This increase was attributable to interest on increased debt amounts outstanding to finance both growth and the acquisitions of Flightways and Skylock and was offset by a reduction in overall interest rates and a non-recurring $340,000 accelerated write-off of loan costs and other fees in the 1997 period.

          The Company took a non-recurring charge to income in the nine months period ended October 2, 1998 of $1,200,000 to reflect non-recurring expenses relating to the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

          As a result of the foregoing, the Company had a net loss for the nine months ended October 2, 1998 of $703,000 as compared to a net loss of $376,000 for the comparable period in 1997, an increase in net loss of $327,000. This was entirely attributable to the one-time charge of $1,200,000. The net loss for the current period was $.15 per share diluted ($.31 per share basic) compared to a loss of $.19 diluted ($.22 per share basic) in the comparable period of 1997.



LIQUIDITY

      As at October 2, 1998, the Company had working capital (current assets in excess of current liabilities) of $19,183,000 compared to working capital of $17,740,000 at December 31, 1997. Although the net result was a relatively small reduction of $1,443,000, there were factors of substantial amounts affecting this, the largest being the acquisitions of Flightways and Skylock.

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

      Operating activities used $6,162,000 and $1,629,000 of the Company's cash flow for the nine months ended October 2, 1998 and September 30, 1997, respectively. There were increases in all non-cash current assets. These increases were mostly as a result of the two acquisitions. Accounts receivable increased by $3,608,000 entirely as a result of the acquisitions while inventory increased by $5,835,000 of which $1,889,000 was represented by the acquisitions. The balance of the increase in inventory was as a result of an expansion in the Company's after-market aircraft inventory management and supply program, first introduced in 1997.

       There were increases in accounts payable of $2,215,000 of which the acquisitions accounted for $881,000. Accrued liabilities increased by $937,000 which was as a result of the one-time charge of $1,200,000 taken in this period.



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

      In April, July and August 1998, warrants, originally issued in 1996, were exercised to purchase 93,413, 12,118 and 30,000 shares of common stock for $6.25 per share. The net proceeds were $450,000, $72,000 and $178,000 after deducting costs of $134,000, $4,000 and $9,000 respectively for underwriting and issuance.

     The Company will continue to actively seek debt and/or equity capital infusions. The Company intends to use a substantial portion of any additional capital to pursue potential acquisitions and the purchase of inventory. There is no assurance the Company will be successful in securing additional debt and/or capital.


YEAR 2000 ISSUE


         The YEAR 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable rule. The Company is addressing any possible liability related to this issue on its computer systems by making system changes now and does not expect any material financial impact to its consolidated financial position, results of operations or cash flows as a result of making these changes.

         There can be no assurance that the Company's suppliers or vendors will be Year 2000 compliant and that their failure or any other third-party enterprise with which the Company interacts to achieve that compliance could have a material adverse effect on the Company, its financial condition and results of operations.


Forward-Looking Statements

         Statements regarding the Company's expectations as to its capital resources, its use of additional capital raised and certain other information presented in this Form 10- QSB constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ from its expectations. In addition to matters affecting the economy and the Company's industry generally, factors that could cause actual results to differ from expectations include, but are not limited to, the following: (i) the Company's ability to obtain future financing may be adversely affected by its past technical defaults on its debt financing and its uncertainty of future profitability; (ii) the Company's ability to acquire other businesses in similar or allied businesses may be adversely affected if the Company is not able to raise additional capital or locate other suitable businesses and obtain any necessary debt financing; (iii) the Company's ability to raise additional capital may be adversely affected by its lack of trading volume and the Company's uncertainty of future profitability; (iv) regulation by governmental authorities, (v) growth or lack of growth of the commercial aviation industry,
(vi) the price and availability of aircraft parts and other materials, (vii) the Company's ability to maintain existing customer or vendor relationships, (viii) successful execution of the Company's expansion plans, (ix) the Company's ability to service its debt financing and (x) competitive and pricing pressures.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is currently not a party to any material known litigation.


ITEM 2.           CHANGES IN SECURITIES.

Issuance of Shares Without Registration

         During the quarter ended October 2, 1998, the Company issued the follow securities without registration under the Securities Act of 1933:

         In July and August 1998, warrants, originally issued in the Company's Units offering in 1996 and 1997, were exercised to purchase 42,118 common shares for $6.25 per share. The warrants were exercised by non-United States persons pursuant to Regulation S of the Securities Act of 1933. The net proceeds to the Company were $250,000 after deducting accumulated offering costs of $13,000. These costs include underwriting commissions paid to Etablissement Pour le Placement Prive, Zurich, Switzerland.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the quarter ended October 2, 1998.


ITEM 5.           OTHER INFORMATION.

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

                           Exhibit 10.1 Sublease, dated for reference purposes April 28, 1998, between Sunrise Medical HHG Inc., a California corporation, as
                                            Sublandlord   and  Fields   Aircraft
                                            Spares,  Incorporated,  a California
                                            corporation, as Subtenant,
                                            including Consent of Master Landlord
                                            and First Amendment to Sublease, and
                                            Master  Lease,  dated for  reference
                                            purposes  only,  September 15, 1992,
                                            by and between La Canada  Flintridge
                                            Development Corporation,  LCF Income
                                            Group, Jerve M. Jones and Peppertree
                                            Corporate  Business  Park,  Ltd., as
                                            landlord,   and  Guardian  Products,
                                            Inc., as tenant, as amended by First
                                            Amendment  to Lease  dated March 31,
                                            1993.  Exhibits  referred  to in the
                                            Master   Lease  are   omitted.   The
                                            Company     agrees    to     furnish
                                            supplementally  a copy  of any  such
                                            Exhibit  to  the   Commission   upon
                                            request.

                           Exhibit 10.2 Guaranty of Sublease, made and effective as of April 28, 1998, by Fields Aircraft Spares, Inc., a Utah corporation, in favor of Sunrise Medical HHG Inc., a California corporation.

                           Exhibit 27       Financial Data Schedule

                  (b)  Reports on Form 8-K

                           The Company filed no reports on Form 8-K during the quarter ended October 2, 1998.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 16, 1998


                                              FIELDS AIRCRAFT SPARES, INC.



                                              By: /s/ Alan M. Fields
                                                 ------------------------------
                                                  Alan M. Fields, President and
                                                  Principal Executive Officer


                                              By: /s/ Lawrence J. Troyna
                                                 ------------------------------
                                                 Lawrence J. Troyna, Principal
                                                 Financial Officer