Form 10KSB
period 1999-01-01
FIELDS AIRCRAFT SPARES INC
filed 1999-04-16
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended January 1, 1999

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-27100

                          FIELDS AIRCRAFT SPARES, INC.
           (Name of small business issuer as specified in its charter)

                Utah                                      95-4218263
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)
                              4175 Guardian Street
                          Simi Valley, California 93063
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (805) 583-0080

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
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

     The issuer's revenues for the fiscal year ended January 1, 1999 were $23,851,000.

     As of January 1, 1999, 2,483,781 of the issuer's common shares were issued and outstanding, approximately 1,699,614 of which were held by non-affiliates. As of March 24, 1999, the aggregate market value of shares held by non-affiliates was approximately $8,073,167.

     Certain portions of the documents of the issuer listed below have been incorporated by reference into indicated parts of the Form 10-KSB:

     Notice of Annual Meeting of Shareholders and Proxy Statement anticipated to be filed within 120 days after January 1, 1999....... Part III, Items 9-12.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          Transitional Small Business Disclosure Format: Yes      No  X
                                                            -----    ----

                                     PART I.

         This report includes statements that relate to future plans, financial results or projections, events or performance, including statements with respect to future business potential. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. The following important factors, in addition to factors Fields Aircraft Spares, Inc. (the "Company") discusses elsewhere in this report and in the documents that are incorporated into this report by reference, could affect the Company's actual results or performance:

         o the Company's ability to obtain profitability and acquire enough capital or financing to sustain the Company until such time;

         o         the  Company's  ability  to  effectively   integrate acquired
                  companies and the effects of increased indebtedness as a result of the Company's business acquisitions;

         o the ability to expand the Company's business to make cost effective the expansion of infrastructure put in place during 1998;

         o        the Company's ability to control costs;

         o fluctuations in demand for the Company's products, which are dependent upon the condition of the airline industry and the Company's ability to collect receivables;

         o the availability to the Company of acquisition and expansion opportunities on attractive terms;

         o the availability of capital to fund growth and acquisition opportunities;

         o the Company's continuing ability to acquire adequate inventory and to obtain favorable pricing for such inventory;

         o the Company's ability to develop and implement systems to manage growing operations;

         o adverse conditions in the capital markets or in the general economy;

         o the Company's ability to maintain existing customer or vendor relationships;

         o        competitive pricing for the Company's products;

         o        customer concentration;

         o        changes in government regulation; and

         o        the effect and costs of Year 2000 issues.

ITEM 1. BUSINESS

Development of the Company

         The primary business of the Company is the manufacturing, distribution and stocking of factory new cabin interior replacement parts applicable to various commercial aircraft models and the redistribution of a wide variety of new and reconditioned aircraft parts. The Company conducts its distribution, stocking and redistribution business primarily through its subsidiary Fields Aircraft Spares Incorporated, a California corporation ("FAS"). The Company manufactures vacuum formed plastic aircraft cabin interior replacement parts through its subsidiary Flightways Manufacturing, Inc. ("Flightways"), which the Company acquired in January 1998. The Company manufactures hardware and retaining devices for aircraft cabin interiors through its subsidiary Skylock Industries ("Skylock"), acquired in April 1998. The Company intends to acquire other aircraft cabin interior parts manufacturing companies.

         All material aspects of the Company's business other than manufacturing are conducted through FAS. Manufacturing is currently conducted through Flightways and Skylock and future manufacturing is expected to be conducted in subsidiaries. The business of the Company as conducted through FAS, Flightways and Skylock is referred to in this document as the Company's business. References in this document to the Company, where appropriate, shall be deemed to be references to the Company and its subsidiaries, collectively.

         In 1995, McDonnell Douglas Corporation (together with its affiliates and/or divisions, "MDC") acquired Series A Convertible Preferred Stock of FAS which converted to common shares of the Company in 1997. MDC was acquired by The Boeing Company ("Boeing") in 1997. As a result of the conversion of Preferred Stock and the acquisition of MDC, Boeing became the largest shareholder of the Company owning approximately 23% of the outstanding shares as of December 31, 1998.

         The Company was organized in 1984 as a Utah corporation.

The Industry

         According to Boeing, in their 1998 Current Market Outlook, the world commercial jetliner fleet is projected to grow from approximately 10,800 airplanes at the end of 1997 to over 23,500 airplanes in 2017, and the world cargo jet fleet is expected to increase from approximately 1,400 in 1997 to approximately 2,700 by 2017.

         In its 24th annual aviation forecast, the Federal Aviation Administration (the "FAA") reported that U.S. commercial airlines carried a record 643.3 million people in 1998. The FAA also reported that the average load factor (percentages of seats filled) reached a record 70.1% in 1998. The FAA expects an increase of 2.5% in 1999 passenger numbers to 659.2 million and is expected to average 3.4% growth annually. By 2010, an estimated one billion passengers per year are forecast to travel. Air cargo domestic and international revenue ton miles are expected to have annual increases of 5.3% and 6.6% respectively over the next 12 years. The FAA is predicting that U.S. commercial airlines will increase the size of their fleet to 7,165 planes over the next 12 years from 5,030 planes, an annual growth rate of 3%.

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

Business of the Company

         The primary business of the Company is the manufacturing, distribution and stocking of factory new cabin interior replacement parts applicable to various commercial aircraft models and the redistribution of a wide variety of new and reconditioned aircraft parts.

         Prior to 1998, the Company's business had been concentrated in the distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models. The Company also distributes from what it believes to be one of the largest factory new inventories, outside of Boeing, of parts for DC-8, DC-9, DC-10 and MD- 80 aircraft. It also purchases and distributes both new and used parts and related equipment from aircraft manufacturers for other Boeing and Airbus aircraft. The Company sells, exchanges or leases parts to commercial aircraft operators servicing both the passenger and cargo markets, to overhaul facilities and to brokers throughout the world.

         In January 1998, the Company, through the acquisition of Flightways, expanded into the business of manufacturing aircraft cabin interior parts. The Company acquired Skylock, a manufacturer of hardware and retaining devices for aircraft interiors in April 1998 and intends to acquire additional strategic manufacturing entities that will enhance the Company's ability to compete. The Company expects that its business will be concentrated in the manufacturing and the distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models.

         Distribution

         The Company provides distribution services for manufacturers ("OEM") of aircraft after-market replacement spare parts. The Company concentrates on the stocking and distributing of interior cabin parts and is an authorized distributor for a number of OEMs providing replacement parts for lavatories, galleys, seats, lighting and cleaning products. The Company primarily sells these parts to major air carriers and overhaul facilities. In some cases, the Company has agreements or purchasing arrangements designating it as the sole or primary source for specific replacement parts. The Company's acquisition strategy as set forth below is also focused on acquiring selected manufacturers and distributing its own manufactured parts.

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

          The Company serves as the exclusive source of specific replacement parts for galleys, lavatories and seats for two major airlines and one regional carrier. The Company is in varying stages of negotiations with a number of other airlines to become their exclusive source of various interior replacements parts. No formal agreements have been reached with other airlines.

         Manufacturing

         Through Flightways, acquired in January 1998, the Company manufacturers high quality plastic replacement components for commercial aircraft seats and interiors, including foodtrays, latches, shrouds, panels, armcaps, bumper strips, escutcheons, and components for lavatories, galleys, cockpits, windows and overhead units. Also, through its repair station, Flightways overhauls and repairs seats, seating components, carts and modules.

         In April 1998, the Company acquired 100% of the outstanding shares of Skylock. Skylock is a designer and manufacturer of hardware and retaining devices for aircraft interiors. Skylock focuses on using advanced technologies and manufacturing methods to optimize such critical elements as appearance, weight, ease of use and security.

         The customers of Flightways and Skylock include aircraft equipment manufacturers, air carriers and overhaul facilities. The Company operates Flightways out of the Company's corporate headquarters in Simi Valley, California, and Skylock out of separate manufacturing facilities in Monrovia, California.

         The Company delivers the products and services of Flightways and Skylock through the Company's distribution system.

         Redistribution Activities

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

         Because of government and industry group guidelines, aircraft operators have become increasingly careful from whom they buy parts. The Company has had its quality control systems and procedures audited and evaluated by Boeing as well as by a number of major airlines and freight operators. Almost every major U.S. airline, freight operator and overhaul facility has designated the Company as either an approved or preferred vendor. This preferred status has enabled the Company to purchase parts for airlines, on a redistribution basis, when the Company does not have the parts in stock.

         Because parts for redistribution are not purchased until a corresponding sale has been made, it is less capital intensive than the purchase and sale of inventory. Redistribution allows incremental increases in sales without corresponding increases in overhead.

         Boeing Components and Parts

         The Company believes that it has one of the largest factory new inventories of DC-8, DC-9, DC- 10 and MD-80 parts outside of Boeing. This inventory consists of over $ 60 million, catalog value, of factory new spare parts and components purchased directly from Boeing in 1989 and 1991. The Boeing inventory is generally sold at a discount to catalog value. The total future discount to catalog value cannot be quantified at this time.

         An important factor in the aircraft spare parts distribution market is the documentation or traceability that is supplied with an aircraft spare part. Boeing has re-certified the Company's Boeing inventory as directly traceable to their production certificate, and it is the only inventory known to the Company outside of Boeing's direct control that has been certified to allow Boeing to repurchase and ship to customers without having to go through their quality control department for a source inspection.

         Based upon its market research, the Company believes that in many cases parts in this inventory are the only new material and in many cases are the only material available in any condition.

         Once the Company's Boeing inventory is depleted, this segment of business will no longer be a revenue source for the Company.

         New Material Acquisition

         The Company uses information provided by its customers and industry research to identify new parts and materials that customers have difficulty in obtaining on short notice. The Company then stocks inventories of these items and makes them available to its customers on a just-in-time basis as well as through the ILS.

Business Growth Strategy

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

         Capitalize on Authorized Vendor Status. The Company has been authorized as a vendor of record by most major air carriers and aircraft overhaul facilities. This provides the opportunity to expand sales with existing customers, as those customers work to reduce the number of vendors they deal with. Also, as the owner of what management believes to be one of the largest inventories of factory new Boeing parts outside of Boeing, customers would be reluctant to remove the Company as a vendor, which gives the Company a marketing advantage over the competition.

         Redistribution. The increasing population of aircraft in service is expected to increase the demand for parts. With its relationships in the industry, its status as a vendor to most major air carriers and its reputation for quality and service, the Company intends to take advantage of this growing segment of the market.

         Expand new parts and material sales. The Company intends to increase inventories of parts that customers have trouble obtaining on a timely basis with the goal of providing complete inventory management and supply services to air carriers.

Operations

         The Company maintains an inventory consisting primarily of factory new aircraft spare parts in its warehouses located in Fillmore and Simi Valley, California. The Company's inventory is listed in two computerized data banks that are available to the airline industry: SPEC 2000 and the ILS. The Company pays a fee to be listed on such systems and continually updates the Company information listed on the systems to keep them current. In addition, the Company provides an inventory listing in computer readable form to many of its major customers. The Company receives orders for spare parts from commercial aircraft operators servicing both the passenger and cargo markets, from overhaul facilities, from aircraft equipment manufacturers and from redistributors. The Company currently has eight full-time inside salespersons and six full-time outside salespersons. Additionally, the Company is represented on an international basis by a number of independent outside general sales agents.

         Orders for parts in inventory are filled and shipped, 24 hours per day, F.O.B. from the Company's warehouses , generally within five hours of the receipt of the order. The Company believes that a quick turn-around time, between an order being taken and the part being delivered, is a key service for which the customer is willing to pay. Reducing the time that an aircraft is on the ground is a major advantage the Company offers to its customers. The Company's warehouses are within 60 minutes from Los Angeles International Airport and have a delivery service to the airport. In addition, the Company utilizes commercial cargo carriers to deliver spare parts to the Los Angeles airport and around the world. The Company emphasizes its ability to respond quickly in obtaining parts for its customers.

         The Company's business exposes it to possible claims for personal injury or death that may result from the failure of an aircraft spare part sold or manufactured by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate.

Pricing

         The price at which the Company sells parts is based upon market competition.


Marketing

         The Company currently concentrates its marketing efforts in the following areas:

                  (i) commercial airlines servicing the passenger market;
                  (ii) commercial airlines servicing the cargo market;
                  (iii) aircraft equipment manufacturers;
                  (iv) aircraft leasing companies; and
                  (v) overhaul facilities.

         The Company has not conducted any formal market studies to determine the actual size of each of its current and any proposed markets, and relies upon the experience of its officers and key employees for such judgments.

         The Company sells its products through three primary methods:

                  1. The use of its own sales staff which currently includes 14 salespersons. This staff calls on customers and potential customers to determine the needs of such customers and responds to incoming calls. Once the need is determined, the order is then sent to the Company's warehouses or manufacturing facilities.

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

         During the 1998 fiscal year, one customer of the Company accounted for more than 10% of sales. No other single customer accounted for more than 10% of the Company's sales. During the 1997 fiscal year, two of the Company's customers each accounted for more than 10% of sales.

         In an effort to increase foreign sales, the Company intends to engage additional independent representatives to serve foreign markets.

Patents

         Skylock has a design patent and a utility patent pending in the United States and abroad for a galley retainer. The Company believes that the patents are not critical to its continued business success and that the inability to secure the patents would not have a material adverse effect on its business operations.

Raw Materials and Suppliers

         The Company has many sources for raw materials including high quality metals and plastic sheets which are essential to its business. Suppliers of such materials are located in many areas throughout the country. The Company does not depend on a single source for the supply of its materials and believes that its sources are adequate for its business.

Competition

         The Company competes with a number of large and small sellers and manufacturers of aircraft spare parts in the aviation after-market. These competitors include OEM's such as Boeing, aircraft service companies and aircraft spare parts redistributors. The major aircraft service companies and aircraft spares parts redistributors with which the Company competes include AAR Corp., AGES, Aviation Sales and The Memphis Group. For many of the Company's competitors, the sale of aircraft spare parts is only a part of larger sales operations. The manufacturing segments of the aviation industry in which Flightways and Skylock operate are considered to be highly fragmented and competitive. Many of the Company's competitors are larger and more established than the Company and have greater financial resources and larger facilities and marketing forces. The Company's increased emphasis during the past two years on distributorships and its current expansion into manufacturing has exposed the Company to new competitors.

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

         McDonnell Douglas Corporation Contracts

         In 1995, the Company and MDC entered into a Debt Restructure Agreement and related agreements (collectively the "MDC Agreement") pursuant to which MDC canceled $7,658,500 of debt owed by the Company in exchange for 586,862 shares of Series A Convertible Preferred Stock of FAS (the "Series A Shares") and a cash payment of $850,000.

         In connection with the MDC Agreement, the Company and MDC entered into a Securities Exchange Agreement of even date with the MDC Agreement (the
"Exchange Agreement"). The Exchange Agreement provided for the mandatory exchange of the Series A Shares for 25% of the issued and outstanding common shares of the Company on a fully diluted basis within 10 days following the date on which the common shares were approved for quotation, and were quoted for trading on, The Nasdaq Stock MarketSM as a SmallCap issue. The Company exchanged the MDC Series A Shares for 564,194 common shares on April 4, 1997. The Exchange Agreement further provided for the Company to register the common shares issued to MDC in connection with the Exchange Agreement under certain circumstances.

         Credit Arrangements

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

         On April 29, 1998, Flightways also entered into a Loan and Security Agreement with NationsCredit and became an additional borrower under the Company's $10,000,000 facility. On September 14, 1998, the aggregate maximum loan amount on the entire facility was increased to

$15,000,000 from $10,000,000 and the interest rate was reduced to prime plus 2%. The maturity date was also extended from April 17, 2000 to August 31, 2002.

Employees

         At January 1, 1999, the Company had approximately 219 full-time employees and four part-time employees. None of the employees are unionized. Management is of the opinion that its relationship with its employees is good. Management believes that persons with requisite training and experience are available to meet Company needs if and when necessary.

Certain Factors That May Affect Future Results

         The Company's operating results and financial condition have varied in the past and may in the future vary significantly depending on a number of factors. Except for the historical information in this report, the matters contained in this report include forward-looking statements that involve risks and uncertainties. The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon the Company's business, results of operation and financial condition.

Risk Factors Relating to the Company

         Net Losses

         The Company has had net losses of $1.95 million for fiscal 1998 and had losses in the last four fiscal years. The Company may not be profitable in the future.

         Ability to Service Debt

         The Company is highly leveraged. The Company issued approximately $10,000,000 principal amount of 8.5% Subordinated Redeemable Debentures Due 2000 (the "Senior Debentures") as of September 30, 1997. As of January 1, 1999, the Company had approximately $19.9 million in long-term debt outstanding, including approximately $8,000,000 principal amount of Senior Debentures outstanding that become due September 30, 2000. The Company's ability to service its debt is dependent on growth of sales and maintenance of profit margins and upon the ability to obtain additional capital to pay the amount due in 2000. A downturn in the industry could seriously affect the Company's ability to repay the outstanding debt.

         Restrictions Imposed by Terms of Indebtedness

         The Company has debt obligations which restrict, among other things, the ability of the Company and/or its subsidiaries to (i) incur additional indebtedness; (ii) pay dividends or make certain other distributions; (iii) consummate certain asset sales; (iv) enter into certain transactions with affiliates; (v) merge or consolidate with any other person; or (vi) sell, assign, transfer, lease, convey or otherwise dispose of its assets. A breach of any of the covenants in the debt obligations could result in a default under each of the governing agreements. Upon the occurrence of an event of default under the credit facility, the lenders could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Substantially all of the assets of the Company and each of its subsidiaries are pledged as collateral security for the credit facility. If the Company were unable to repay all such outstanding amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness, and any proceeds realized upon the sale of such collateral would be used first to satisfy all amounts outstanding under the credit facility, and thereafter, any other liabilities of the Company and its subsidiaries. If the indebtedness under the credit facility were to be accelerated, there can be no assurance that the assets of the Company and its subsidiaries would be sufficient to repay in full that indebtedness and any other indebtedness of the Company and its subsidiaries, which could have a material adverse effect upon the Company's business, financial condition and results of operations.

         Growth Strategy and Risks Relating to Future Acquisitions

         An element of the Company's strategy involves growth through the acquisition of additional inventories of aircraft spare parts and the acquisition of other companies, assets or product lines that would complement or expand the Company's existing aircraft spare parts redistribution and inventory management services business. The Company's ability to grow by acquisition is dependent upon, and may be limited by, the availability of suitable aircraft parts inventories, acquisition candidates and capital, and by restrictions contained in the Company's credit agreements. In addition, acquisitions involve risks that could adversely affect the Company's operating results, including the assimilation of the operations and personnel of acquired companies, the potential amortization of acquired intangible assets and the potential loss of key employees of acquired companies. There can be no assurance that the Company's controls, systems and procedures will be able to accommodate such growth. The Company acquired Flightways and Skylock in 1998. There can be no assurance that the Company will be able to consummate additional acquisitions on satisfactory terms. The Company is currently evaluating a number of acquisition opportunities and is at varying stages of negotiations with respect to such acquisitions. No commitments or binding agreements have been entered into to date and accordingly no assurance can be given that any of the additional acquisitions currently being considered will be consummated.

         The Company has acquired facilities and overhead which can accommodate growth. If the Company is unable to expand as planned, the Company's fixed costs could materially affect the profitability of the Company.

         Year 2000

         The Year 2000 problem is the result of computer programs and embedded hardware chips that use two digits rather than four to define the applicable date. The Company is addressing possible liabilities related to this issue on its computer systems and machinery by making system and hardware changes before January 1, 2000.

         The Company has expended approximately $80,000 through the year ended January 1, 1999 in addressing Year 2000 issues. The Company is not anticipating the compliance cost to exceed $250,000 and expects to be completed at the end of the third period of the 1999 fiscal year. The Company is expensing such costs as incurred. The Company is also making inquiries of vendors to determine whether vendors are Year 2000 compliant.

         There can be no assurance that the Company or its suppliers or vendors will be Year 2000 compliant. Failure of the Company or any third-party enterprise with which the Company interacts to achieve that compliance could have a material adverse effect on the Company, its financial condition and results of operations.

         No Assurance of Success

         No assurance can be given that the contemplated business activities of the Company will be successful or profitable.

         SmallCap Volatility of Stock Price; No Dividends

         Until March 26, 1997, the Company's shares were quoted in the United States on the OTC Bulletin Board. Commencing March 26, 1997, the shares have been quoted on The Nasdaq Stock Market(sm) as a SmallCap issue. Since trading began on Nasdaq, closing share prices have ranged from $3.375 to $14.00 per share. Due to the relative newness of the market for the shares, the low average volume of shares traded, the sporadic trading of shares, and other factors, the Company anticipates that the market for the shares will continue to be highly volatile. The Company has not paid cash dividends on its shares and does not expect to do so in the foreseeable future.

         Ability to Obtain and Maintain Distributorships

         The Company deals directly with aircraft cabin interior manufacturers to secure distributorships for products. Manufacturers for whom the Company distributes parts could decide to sell parts directly rather than through the Company or add additional distributors or cancel its distribution agreements with the Company. The loss of exclusive or other distributorships could reduce the products the Company sells and therefore have a material adverse effect on the Company's business, financial condition and results of operations.

         Uncertain Supply of Redistribution Inventory

         The  Company  obtains  its  redistribution   inventories  of  parts  by
purchasing surplus inventory from airlines, overhaul facilities and other suppliers. There is not an organized market for surplus parts, and the Company must rely on field representatives and personnel, advertisements and its reputation as a buyer of surplus inventory in order to generate opportunities to purchase such equipment. The market for bulk sales of parts is highly competitive, in some instances involving a bidding process. While the Company has been able to purchase surplus inventory in this manner in the past, there can be no assurance parts of the type required by the Company's customers will be available on acceptable terms when needed in the future or that the Company will continue to compete effectively in the purchase of such surplus equipment.

         Customer Credit Risks

         The Company's inability to collect receivables from a substantial sale could adversely affect the Company's financial position and results of operations for a particular period. The Company's bad debt expense was 0.9% and 0.6% of revenues for the years ended December 31, 1997 and January 1, 1999. The Company anticipates that it may incur greater bad debt losses in the future as its customer base grows and the Company experiences greater exposure to its customers. There can be no assurance that the Company will not incur significant bad debt losses in the future which individually, or in the aggregate, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Reliance on Executive Officers and Key Employees

         The continued success of the Company is dependent to a significant degree upon the services of its executive officers and upon the Company's ability to attract and retain qualified personnel experienced in the various phases of the Company's business. The ability of the Company to operate successfully could be jeopardized if one or more of its executive officers were unavailable and capable successors were not found. Currently the Company has employment contracts with its Chief Executive Officer and the Chairman of the Board. Such contracts by their terms expire December 31, 2000 and are automatically renewable for additional one-year periods.

         Competition

         There are numerous manufacturers and suppliers of aircraft spare parts in the aviation market worldwide and, through inventory listing services, customers have access to a broad array of suppliers. These include major aircraft manufacturers, airline and aircraft service companies, and aircraft spare parts redistributors. Certain of the Company's competitors have substantially greater financial and other resources than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations.

Risk Factors Relating to the Industry

         Effects of the Economy on the Operations of the Company

         Since the Company's customers consist of airlines, air cargo operators, maintenance and repair facilities that service airlines and other aircraft spare parts redistributors, the Company's business is affected by the economic factors which affect the commercial aviation industry. When such factors adversely affect the commercial aviation industry, they tend to reduce the overall demand for aircraft spare parts, causing downward pressure on pricing and increasing the credit risk associated with doing business with airlines. The volatile world economy during the last 18 months increases the possibility of recession in the airline industry. There can be no assurance that economic and other factors which might affect the commercial aviation industry will not have an adverse impact on the Company's results of operations.

         Government Regulation

         The aviation industry is highly regulated in the United States by the FAA and in other countries by similar agencies. While the Company's business is not regulated, the aircraft spare parts which it sells to its customers must be accompanied by documentation which enables the customer to comply with applicable regulatory requirements. There can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have an adverse impact on the Company.

         Product Liability

         The Company's business exposes it to possible claims for personal injury or death which may result from the failure of an aircraft spare part sold by it. While the Company maintains what it believes to be adequate liability insurance to protect it from such claims, and while no material claims have, to date, been made against the Company, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any such liability not covered by insurance could have a material adverse effect on the financial condition of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         In July 1998, the Company entered into a lease for its new executive offices and manufacturing and warehouse facilities located at 4175 Guardian Street, Simi Valley, California. Its telephone number is (805) 583-0080. The lease expires October 31, 2008. The two-story building, built in 1993, consists of approximately 122,000 square feet of office, manufacturing and warehouse space. The Company believes the space is adequate for its use.

         The Company also has a warehouse located at 341 "A" Street, Fillmore, California. In 1991, the Company exercised an option to purchase the building. The warehouse is an older produce-packing building of wood and concrete construction with a high-ceiling upper floor and a concrete lower/basement floor, all clear span except for wooden pillar supports. The total storage area for both floors is 83,600 sq. ft. Exterior open-air storage area (secured) is approximately 18,700 sq. ft. A modern fire-prevention system with a ceiling water pressure sprinkler system is installed on both floors. A visual/aural monitoring security system operates inside the building and in all the exterior property contained within the fenced area. The Company plans to spend approximately $100,000 in fiscal 1999 on earthquake structural upgrades to the warehouse.

         On March 21, 1997, the Company signed a lease effective August 1, 1997 for executive offices and warehousing space. Subsequently, the Company determined that these premises were too small for the Company and the premises were sublet to a third party at a rent resulting in a small profit to Company.

         On December 3, 1998, FAS signed a contract effective January 1, 1999 for warehousing services from a third party which includes a lease of warehouse and storage facilities and provision of freight forwarding services at Heathrow Airport in the London area. The initial term is one year and may be terminated thereafter by either party upon 180 days notice.

         The Company maintains an executive office located in London, England. The office is leased from a third party by Belgravia Financial Services Limited, an entity owned and controlled by certain officers and directors of the Company, and is sublicensed to the Company on a month to month basis at a monthly rental to the Company of $2,150.

         The Company maintains adequate insurance on its properties.

         The following chart provides more detailed information concerning the Company's properties as of March 15, 1999:

                           Approximate Size
                                  in
Location                  Sq. Ft. of Facility   Lease Expiration     Primary Use

Simi Valley, California         122,000                2008           Executive
                                                                       Offices,
                                                                   Manufacturing
                                                                   and Warehouse

Fillmore, California           83,600(1)              owned           Warehouse

London, England                  1,000           month to month       Executive
                                                                       Offices

Simi Valley, California         24,000                2002            Sublet to
                                                                     Third Party

Heathrow, England                3,000                2000            Warehouse


(1) Located on two acres.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not a party to any known litigation other than routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended January 1, 1999 to a vote of the Company's shareholders.


                                    PART II.

ITEM 5. MARKET FOR COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Market Information

         The common shares of the Company were quoted over-the-counter under the symbol FASS until March 25, 1997. Commencing March 26, 1997, the common shares were quoted on The Nasdaq Stock Market(SM) as a SmallCap issue under the symbol FASI.

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

        Period                         1997                       1998
        ------                         ----                       ----
                               High          Low          High            Low
                             Closing       Closing       Closing        Closing
                              Price         Price         Price          Price

First Quarter                 $6.00*       $2.50*        $10.63          $8.00

Second Quarter                 6.75         5.00          10.25           6.75

Third Quarter                 11.50         4.75           8.75           5.50

Fourth Quarter                14.00         8.00           7.00           4.50


         * From January 1, 1997 to March 25, 1997 prices represent the high and low bid. Thereafter price represents the closing price on The Nasdaq Stock Market(SM)

Shareholders

         At January 1, 1999, the number of record holders of the Company's common shares was approximately 256. The Company believes it has in excess of 300 round lot shareholders of beneficial interest of the Company's common shares. The Company has no outstanding preferred shares.

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

Issuance of Shares Without Registration

         During the year ended January 1, 1999, the Company issued the following securities without registration under the Securities Act of 1933:

         As of February 20, 1998, the Company received and accepted subscription agreements for the sale of 26,333 units (the "Units"), representing 210,664 common shares of the Company, and 52,666 warrants to acquire 52,666 common shares at $13.00 per share (the "Warrants"), for approximately $2.05 million. The Units were sold to accredited non-U.S. persons in reliance on Regulation S. The Warrants are exercisable at any time prior to February 20, 2000.

         Etablissement Pour le Placement Prive, Zurich Switzerland ("EPP"), acted as the Company's placement agent in connection with the offering and received a commission of 9% of the sale price of the Units sold. EPP also received a corporate development fee of approximately $61,620, which was based on the number of Units sold.

         As of January 18, 1999, the Company closed the sale of $700,000 principal amount of its 8.5% Subordinated Convertible Redeemable Debentures Due 2001 (the "Convertible Debentures") issued under an Indenture, dated as of December 22, 1998, between the Company and EPP Finanz AG, as Trustee. The Debentures were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933 to an entity that represented to the Company it was an accredited investor as defined in Regulation D ("Regulation D") of the Securities Act of 1933.

         The Debentureholder has the right at any time after April 18, 1999 through December 28, 2001, subject to prior redemption or repurchase, to convert the principal amount of such holder's Convertible Debentures that is $1,000 principal amount or an integral multiple thereof, into common shares of the Company at a conversion price of $5.50 per share. The Convertible Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after December 31, 1999, at 100% of the principal amount plus accrued interest.

         EPP Finanz AG acted as the Company's placement agent in connection with the offering and received a commission of 8% of the principal amount of Convertible Debentures sold and was issued as a due diligence fee warrants to purchase 7,000 common shares (the "EPP Warrants") at $7.50 per share pursuant to the terms of the Placement Agent Agreement, dated December 18, 1998, between the Company and EPP Finanz AG. The issuance of the EPP Warrants was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. EPP Finanz AG has represented to the Company that it is an accredited investor as defined in Regulation D.

         The Company estimates that the total fees and expenses incurred by the Company, in addition to the 8% commission described above, was approximately $150,000. Accordingly, the net proceeds to the Company from the sale of the Convertible Debentures was approximately $494,000.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and related notes thereto set forth elsewhere in this Annual Report. On March 30, 1998, the Company changed its fiscal year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which contains the last business day of December. The 1998 fiscal year ended on January 1, 1999. The comparable period for the prior year ended December 31, 1997.

General

         The Company's net revenues have increased from $5.7 million in 1996 to $23.9 million for the year ended January 1, 1999. Prior to 1998 the Company's business had been concentrated in distribution and stocking, as an authorized factory distributor for various manufacturers, of cabin interior replacement parts for a wide variety of commercial aircraft models.

         In January and April 1998 the Company acquired Flightways and Skylock, respectively. These acquisitions, which expanded the Company's operations into the manufacturing of cabin interior replacement parts, were accounted for using the purchase method of accounting and accordingly, the operating results of the acquired companies have been included in the Company's results of operations since the date of acquisition.

         The following tables illustrate certain selected financial information regarding the Company:


                                                  FOR THE FISCAL YEAR
Statement of Operations Data:             1998                    1997                     1996
                                          ----                    ----                     ----
Sales                                      $23,851,000               $12,101,000              $5,734,000
Income from Operations                      $1,718,000                $1,538,000                $151,000
Net loss                                  $(1,950,000)                $(147,000)              $(242,000)
Net loss per common share (basic)              $(0.82)                   $(0.08)                 $(0.13)
Net loss per common share (diluted)            $(0.51)                   $(0.06)                 $(0.13)

Balance Sheet Data at Fiscal Year End:    1998                    1997                     1996
                                          ----                    ----                     ----
Total Assets                               $31,042,000               $22,181,000             $11,499,000
Current Liabilities                         $5,049,000                $1,535,000              $7,418,000
Long Term Liabilities                      $19,917,000               $15,047,000                $268,000
Shareholders' Equity                        $6,076,000                $5,599,000              $3,813,000

         The following table sets forth the Company's consolidated statement of operations for the years ended:

                                                                                  Fiscal Year
                                         ------------------------------------------------------------------------------------------
                                                           1998                         1997                            1996
                                                           ----                         ----                            ----
Statement of Operations                                                             (Dollars in
                                                                                     Thousands)
     Sales                                     $23,851           100%         $12,101            100%          $5,734          100%
     Cost of Sales                              16,536            69            7,214             60            2,975           52
                                                ------            --            -----            ---            -----          ---
         Gross Profit                            7,315            31            4,887             40            2,759           48
     Operating Expenses                          5,597            24            3,349             27            2,608           45
                                                 -----            --            -----            ---            -----          ---
Income From Operations                           1,718             7            1,538             13              151            3
                                                 -----            --            -----            ---            -----          ---
     Other Income (Expense)
         Casualty Gain                               -             -                -              -              949           16
         Interest Expense                       (2,249)           (9)          (1,676)           (14)          (1,338)         (23)
         Other Expense, Net                     (1,410)           (6)               -              -                -            -
                                               -------           ---          -------          -----           ------        -----
           Total Other Expense                  (3,659)          (15)          (1,676)           (14)            (389)          (7)
                                               -------          ----          -------          -----           ------        -----
Loss Before Provision for Taxes                 (1,941)           (8)            (138)            (1)            (238)          (4)
     Income Tax                                      9             -                9              -                4            -
                                               -------         -----          -------          -----            -----         ----
Net Loss                                     $  (1,950)           (8%)        $  (147)            (1%)          $(242)          (4)%
                                             =========            ==          =======             ==            =====           ==



     The following table sets forth the statement of operations of each of the segments of the Company and the Company on a consolidated basis for the year ended January 1, 1999. All significant intercompany accounts and activity have been eliminated.

                                                                              1998 Fiscal Year
                                        -------------------------------------------------------------------------------------------
                                             Distribution and
                                              Redistribution      Manufacturing       Corporate      Eliminations      Consolidated
                                              --------------      -------------       ---------      ------------      ------------
Statement of Operations                                                       (Dollars in Thousands)
     Sales                                         $15,737             $9,264           $   -          $ (1,150)           $23,851
     Cost of Sales                                  10,212              7,474               -            (1,150)            16,536
                                                    ------              -----          ------           -------            ------
          Gross Profit                               5,525              1,790               -                 -             7,315
     Operating Expenses                              3,918              1,518             161                 -             5,597
                                                     -----              -----          ------            ------             -----
Income (Loss) From Operations                        1,607                272            (161)                -             1,718
                                                     -----              -----          ------            ------             -----
     Other Income (Expense)
          Interest Expense                          (1,652)              (308)           (289)                -            (2,249)
          Other Income (Expense), Net                   43               (246)         (1,207)                -            (1,410)
                                                     -----              -----         -------            ------           -------
               Total Other Expense                  (1,609)              (554)         (1,496)                -            (3,659)
Loss Before Provision For Taxes                         (2)              (282)         (1,657)                -            (1,941)
     Income Tax                                          5                  2               2                 -                 9
                                                   -------             ------          ------            ------            ------
Net Loss                                           $    (7)             $(284)        $(1,659)           $    -           $(1,950)
                                                   =======              =====         =======            ======           =======

Results of Operations

Years Ended January 1, 1999 and December 31, 1997

         For the year ended January 1, 1999 operations of the Company generated operating income of $1,718,000, compared to operating income of $1,538,000 for 1997, an increase of approximately 11.7%. The increase in income from operations for the year was primarily attributable to the inclusion of sales generated by the acquisitions and the resulting increase in gross profit.

         Net sales for the year ended January 1, 1999 were $23,851,000 compared to $12,101,000 for the year ended December 31, 1997, an increase of $11,750,000, or approximately 97%. This increase in sales included an increase of $3,636,000 from distribution and redistribution and approximately $6,491,000 as a result of the inclusion of Flightways acquired in January 1998 and approximately $1,623,000 as a result of the inclusion of sales of Skylock acquired in April 1998.

         Costs of sales for the year ended January 1, 1999 and December 31, 1997 were $16,536,000 and $7,214,000, respectively (approximately 69% and 60% of sales, respectively). The reduction in the gross margin percentage is as a result of a change in the product mix of the Company and also the inclusion of the results of Flightways and Skylock which, as manufacturing entities, have a higher cost of goods sold percentage than parts distribution.

         Operating expenses increased to $5,597,000 for the year ended January 1, 1999, from $3,349,000 for the year ended December 31, 1997 an increase of $2,248,000. Of the increase, approximately $1,428,000 was attributable to the inclusion of the activity of Flightways and Skylock, acquired in 1998. The balance of $730,000 was principally attributable to the increase in sales activity.

         Interest expense, including amortization of debt issuance costs, increased to $2,249,000 from $1,676,000 in the years ended January 1, 1999 and December 31, 1997, respectively. This was attributable to interest on increased debt amounts outstanding to finance expanded inventory and accounts receivable levels needed to support growth and the acquisitions of Flightways and Skylock, and was partially offset by decreasing interest rates.

         During the year ended January 1, 1999, the Company recognized a non-recurring charge to income of $1,200,000 to reflect non-recurring expenses relating to the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

         As a result of the foregoing, the Company had a net loss for the year ended January 1, 1999 of $1,950,000 as compared to a net loss of $147,000 for the year ended December 31, 1997, an increase in net loss of $1,803,000. This increase in net loss is entirely attributable to the one-time charge totaling $1,200,000, amortization of goodwill of $218,000 related to the acquisitions and increased interest expense of $573,000 on borrowings used to increase inventory and accounts receivable levels needed to support growth and the acquisitions of Flightways and Skylock. On a per share basis, net loss for the year ended January 1, 1999 was $.51 per share diluted ($.82 per share basic) compared to a net loss of $.06 per share diluted ($.08 per share basic) for the year ended December 31, 1997.

Years Ended December 31, 1997 and December 31, 1996

         For the year ended December 31, 1997 operations of the Company generated operating income of $1,538,000, compared to operating income of $151,000 for 1996, an increase of approximately 918%. The increase in income from operations for the year was primarily attributable to an increase in sales and the resulting increase in gross profit.

         Net sales for the year ended December 31, 1997 were $12,101,000 compared to $5,734,000 for the year ended December 31, 1996, an increase of $6,367,000, or approximately 111%. The increase in sales was made up of an increase in after-market aircraft inventory management and supply sales and redistribution sales of 164% and an increase in MDC inventory sales of 29%.

         Costs of sales for the year ended December 31, 1997 and December 31, 1996 were $7,214,000 and $2,975,000, respectively (approximately 60% and 25% of sales, respectively). The reduction in the gross margin percentage is a result of a change in the product mix of sales.

         Operating expenses increased to $3,349,000 for the year ended December 31, 1997, from $2,608,000 for the year ended December 31, 1996 an increase of $741,000. This was principally attributable to the increase in sales activity.

         Interest expense, including amortization of debt issuance costs, increased to $1,676,000 from $1,338,000 in the years ended December 31, 1997 and December 31, 1996 respectively. The increase is entirely attributable to an accelerated amortization of original loan costs and other fees associated with the refinancing of the Company's primary loan with Norwest Bank.

         During the year ended December 31, 1996, the Company recognized a non-recurring gain of $949,000 in connection with a certain casualty insurance claim. There were no non-recurring gains in 1997.

         As a result of the foregoing the Company had a net loss for the year ended December 31, 1997 of $147,000 as compared to a net loss of $242,000 for the year ended December 31, 1996, a decrease in loss of $95,000. The net loss in 1997 is entirely attributable to the non-recurring accelerated amortization of loan costs described in the prior paragraph. Any comparison between the two periods should also take into consideration the 1996 non-recurring income as described above.

Liquidity and Capital Resources

         At January 1, 1999 the Company had working capital (current assets in excess of current liabilities) of $17,375,000 compared to working capital of $17,740,000 on December 31, 1997. Although the net result was a relatively small reduction of $365,000 there were factors of substantial amounts affecting this, the largest being the acquisitions of Flightways and Skylock.

         The cost of the acquisition of Flightways was approximately $2,939,000 with a further approximately $1,100,000 being used to retire debt. The acquisition was partially funded by an issuance of common shares which produced net cash proceeds of $1,798,000, an increase in borrowing under the Company's line of credit with NationsCredit of approximately $1,000,000 and cash. The total cost of acquiring Skylock was approximately $1,556,000 which was financed by a combination of cash of approximately $965,000 drawn from the Company's line of credit with NationsCredit, an issue of common shares and a seller deferred note conditional upon certain targets being met.

         Operating activities used $5,222,000 and $2,681,000 of the Company's cash flow for the years ended January 1, 1999 and December 1, 1997, respectively. The major usage of cash was the increase in inventory of $4,682,000 of which $1,779,000 was represented by the acquisitions and the balance of the increase was as a result of an expansion in the Company's aftermarket aircraft inventory management and supply program first introduced in 1997. Accounts receivable increased by $1,764,000 of which $2,519,000 was represented by the acquisitions. There were increases in accounts payable of $1,515,000 of which the acquisitions accounted for $803,000. Accrued liabilities increased by $408,000.

         The Company's operations to date have been primarily funded through bank loans, sales of equity and debentures, and seller's deferred purchase notes. If the Company is not able to reach profitability and obtain additional funding, the Company may not be able to meet its debt service obligations.

         On February 20, 1998, the Company completed a private placement to non-United States persons pursuant to Regulation S of the Securities Act of 1933, as amended. The Company issued 26,333 units consisting of 210,664 common shares and warrants to acquire 52,666 common shares at $13 per share (the 1998 Warrants). The units were sold for approximately $2,055,000. The warrants are exercisable at any time prior to the second anniversary of their issuance. EPP acted as the Company's placement agent in connection with the offering and received a commission of 9% of the sales price, or approximately $185,000. EPP also received a development fee of approximately $61,620, which was based on the number of units sold. After brokerage and issuance costs, the sale resulted in a net infusion of capital of approximately $1,798,000. For financial accounting purposes an additional $600,000 was offset against the proceeds of the placement as additional costs in connection with the issuance of securities.

         On September 14, 1998 the Company amended its Loan and Security Agreements with NationsCredit by increasing the aggregate line of credit from $10,000,000 to $15,000,000 and reducing the annual interest rate of prime plus 3% to prime plus 2%. The due date was extended to August 31, 2002. As of January 1, 1999, the Company's outstanding amount on its Credit Agreement with NationsCredit was $11,140,000 at an interest rate of 9.75%.

         In April, July, August and October 1998, warrants, originally issued in 1996 and 1997, were exercised to purchase 93,412, 12,118, 30,000 and 10,000 common shares for $6.25 per share. The net proceeds were $450,000, $72,000, $178,000 and $59,000 after deducting costs of $134,000, $4,000, $9,000 and
$3,000, respectively for placement and issuance fees.

         In January 1999, the Company completed the sale of $700,000, 8.5% Subordinated Convertible Redeemable Debentures due 2001. The Debentures will mature on December 31, 2001, unless previously redeemed or repurchased. Interest on the Debentures is payable semiannually on June 30 and December 31 of each year commencing June 30, 1999. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after December 31, 1999, at 100% of the principal amount plus accrued interest. The Debenture holders have the right at any time after 90 days following the latest date of original issuance of the Debentures through December 28, 2001, subject to prior redemption or repurchase, to convert integral multiples of $1,000 of the principal amount of such holder's Debentures into common shares at a conversion price of $5.50 per common share.

         The Company will, consistent with funding, seek to acquire other companies in similar or allied businesses. Acquisitions will be undertaken following an analysis of the potential acquisition, and its synergism with the Company's existing business and with the capital needs of the acquired companies compared to the capital needs and resources of the Company. There is no assurance that any future acquisitions will be successfully completed.

         The Company will be dependent on obtaining additional capital or on restructuring its debt as it becomes due in the year 2000. If the Company continues to incur losses, it will also require additional capital to cover such losses.

         The Company will continue to actively seek debt or equity capital infusions. The Company intends to use a substantial portion of any additional capital to retire debt, pursue potential acquisitions and purchase inventory. There is no assurance the Company will be successful in securing additional debt or capital.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements and report of independent public accountants are filed as part of this report on pages F-1 through F-20.

The following financial statements of the Company are included beginning at page F-1.

   Independent Auditors' Report                                       F-1

   Consolidated Balance Sheets as of January 1,
      1999 and December 31, 1997                                      F-2

   Consolidated Statements of Operations for the years
      ended January 1, 1999 and
      December 31, 1997 and 1996                                      F-3

   Consolidated Statements of Shareholders' Equity for
      the years ended January 1, 1999
      and December 31, 1997 and 1996                                  F-4

   Consolidated Statements of Cash Flows for the years
      ended January 1, 1999
      and December 31, 1997 and 1996                                  F-5

   Notes to the Consolidated Financial Statements        F-6 through F-20

                          FIELDS AIRCRAFT SPARES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

[LETTERHEAD]

                                             1199 South Fairway Drive, 2nd Floor
                                                        Walnut, California 91789
                                                                     PO Box 3949
                                              City of Industry, California 91744
                                              (909) 594-2713  Fax (909) 594-2357
                                                                 www.msftllp.com

    MOORE STEPHENS FRAZER AND TORBET, LLP
 Certified Public Accountants and Consultants


The Board of Directors
Fields Aircraft Spares, Inc.
Simi Valley, California

                          Independent Auditors' Report

         We have audited the accompanying consolidated balance sheets of Fields Aircraft Spares, Inc., formerly known as Fields Industrial Group, Inc., as of January 1, 1999 and December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended January 1, 1999, December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fields Aircraft Spares, Inc. as of January 1, 1999 and December 31, 1997, and the results of its operations and its cash flows for the years ended January 1, 1999 and December 31, 1997 and 1996 in conformity with generally accepted accounting principles.


                                       /s/ Moore Stephens Frazer and Torbet, LLP

                                                    Certified Public Accountants


April 2, 1999


                        Creating New Horizons Since 1918

MS
   An independently owned and operated member of Moore Stephens North America,
          Inc. - members in principal cities throughout North America.
 Moore Stephens North America, Inc. is a member of Moore Stephens International
          Limited - members in principal cities throughout the world.


                          FIELDS AIRCRAFT SPARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF JANUARY 1, 1999 AND DECEMBER 31, 1997



ASSETS
                                                                1999               1997
                                                          --------------      -------------
CURRENT ASSETS:
   Cash and cash equivalents                              $      431,000      $   6,071,000
   Accounts receivable, less allowance for doubtful
     accounts of $191,000 in 1999 and $100,000
     in 1997                                                   5,057,000          1,955,000
   Inventory                                                  16,719,000         11,058,000
   Prepaid expenses                                              217,000            191,000
                                                          --------------      -------------
       Total current assets                               $   22,424,000      $  19,275,000
                                                          --------------      -------------

LAND, BUILDING AND  EQUIPMENT:
   Land                                                   $      210,000      $     210,000
   Building and building improvements                          1,275,000          1,065,000
   Furniture and equipment                                     3,177,000            565,000
                                                          --------------      -------------
       Totals                                             $    4,662,000      $   1,840,000
   Less accumulated depreciation and amortization                969,000            830,000
                                                          --------------      -------------
       Land, building and equipment, net                  $    3,693,000      $   1,010,000
                                                          --------------      -------------

OTHER ASSETS:
   Debt issuance costs, net of accumulated
     amortization                                         $      910,000      $   1,267,000
   Goodwill, net of accumulated amortization                   3,297,000
   Other assets                                                  718,000            629,000
                                                          --------------      -------------
       Total other assets                                 $    4,925,000      $   1,896,000
                                                          --------------      -------------
         Total assets                                     $   31,042,000      $  22,181,000
                                                          ==============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                       $    3,469,000      $   1,239,000
   Accrued liabilities                                         1,320,000            241,000
   Current portion of notes and capital leases
     payable                                                     260,000             55,000
                                                          --------------      -------------
       Total current liabilities                          $    5,049,000      $   1,535,000
                                                          --------------      -------------

LONG-TERM LIABILITIES:                                    $   19,917,000      $  15,047,000
                                                          --------------      -------------

SHAREHOLDERS' EQUITY:
   Common shares                                          $      372,000      $     351,000
   Additional paid-in capital                                  9,365,000          6,959,000
   Retained deficit                                           (3,661,000)        (1,711,000)
                                                          --------------      -------------
       Total shareholders' equity                         $    6,076,000      $   5,599,000
                                                          --------------      -------------
         Total liabilities and shareholders'
           equity                                         $   31,042,000      $  22,181,000
                                                          ==============      =============

         The accompanying notes are an integral part of this statement.


                          FIELDS AIRCRAFT SPARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED JANUARY 1, 1999 AND DECEMBER 31, 1997 AND 1996



                                       1999                1997                1996
                                  -----------           -----------         ----------
SALES                             $23,851,000           $12,101,000         $5,734,000

COST OF SALES                      16,536,000             7,214,000          2,975,000
                                  -----------           -----------         ----------
GROSS PROFIT                      $ 7,315,000           $ 4,887,000         $2,759,000

OPERATING EXPENSES                  5,597,000             3,349,000          2,608,000
                                  -----------           -----------         ----------
INCOME FROM OPERATIONS            $ 1,718,000           $ 1,538,000         $  151,000

OTHER EXPENSES                      3,659,000             1,676,000            389,000
                                  -----------           -----------         ----------
LOSS  BEFORE PROVISION FOR
  INCOME TAXES                    $(1,941,000)          $  (138,000)        $ (238,000)

PROVISION FOR INCOME TAXES              9,000                 9,000              4,000
                                  -----------           -----------         ----------
NET LOSS                          $(1,950,000)          $  (147,000)        $ (242,000)
                                  ===========           ===========         ==========
NET LOSS PER SHARE (basic)        $     (0.82)          $     (0.08)        $    (0.13)
                                  ===========           ===========         ==========
NET LOSS PER SHARE (diluted)      $     (0.51)          $     (0.06)        $    (0.13)
                                  ===========           ===========         ==========

         The accompanying notes are an integral part of this statement.

                                      F-3

                           FIELDS AIRCRAFT SPARES, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       FOR THE YEARS ENDED JANUARY 1, 1999 AND DECEMBER 31, 1997 AND 1996




                                     NUMBER                            ADDITIONAL                                TOTAL
                                    OF SHARES                           PAID-IN            RETAINED          SHAREHOLDERS'
                                   OUTSTANDING          AMOUNT          CAPITAL             DEFICIT              EQUITY
                                    ---------          --------        ----------        -----------          ----------
BALANCES, DECEMBER 31, 1995           984,352          $297,000        $1,376,000        $(1,322,000)           $351,000

Additional paid-in capital                                              2,050,000                              2,050,000

Issuance of common shares             317,785            15,000         1,639,000                              1,654,000

Net loss                                                                                    (242,000)           (242,000)
                                    ---------          --------        ----------        -----------          ----------
BALANCES, DECEMBER 31, 1996         1,302,137          $312,000        $5,065,000        $(1,564,000)         $3,813,000

Issuance of common shares             777,434            39,000         1,894,000                              1,933,000

Net loss                                                                                    (147,000)           (147,000)
                                    ---------          --------        ----------        -----------          ----------
BALANCES, DECEMBER 31, 1997         2,079,571          $351,000        $6,959,000        $(1,711,000)         $5,599,000

Issuance of common shares             404,210            21,000         2,406,000                              2,427,000

Net loss                                                                                  (1,950,000)         (1,950,000)
                                    ---------          --------        ----------        -----------          ----------
BALANCES, JANUARY 1, 1999           2,483,781          $372,000        $9,365,000        $(3,661,000)         $6,076,000
                                    =========          ========        ==========        ===========          ==========

         The accompanying notes are an integral part of this statement.


                                     FIELDS AIRCRAFT SPARES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE YEARS ENDED
                             JANUARY 1, 1999 AND DECEMBER 31, 1997 AND 1996

                                                                         1999                   1997                    1996
                                                                    ------------           -----------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (1,950,000)          $  (147,000)           $   (242,000)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                         449,000                99,000                 120,000
   Amortization expense                                                  818,000               422,000                 211,000
   Loss on sale of assets                                                  9,000                                        51,000
   Increase in accounts receivable                                    (1,764,000)             (448,000)               (226,000)
   Increase in inventory                                              (4,682,000)           (2,950,000)               (456,000)
   Decrease (increase) in prepaid expenses                                 2,000               (42,000)                 (3,000)
   Increase in other assets                                              (27,000)                                     (272,000)
   Increase in accounts payable                                        1,515,000               375,000                 376,000
   Increase in other accrued liabilities                                 408,000                11,000                  91,000
   Decrease in income taxes payable                                                             (1,000)
                                                                    ------------           -----------            ------------
         Net cash used in operating activities                      $ (5,222,000)         $ (2,681,000)           $   (350,000)
                                                                    ------------           -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                            $   (843,000)         $    (24,000)           $    (13,000)
   Acquisition of businesses                                          (4,112,000)
                                                                    ------------           -----------            ------------

         Net cash used in investing activities                      $ (4,955,000)         $    (24,000)           $    (13,000)
                                                                    ------------           -----------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on line of credit                     $  4,094,000          $ (6,232,000)           $ (1,195,000)
    Principal payments on notes payable                               (1,385,000)           (2,094,000)               (193,000)
    Borrowings on notes payable                                           94,000            18,837,000                  74,000
    Costs associated with issuance of notes payable                     (226,000)           (1,782,000)
    Proceeds from issuance of common shares                            2,707,000               352,000               1,654,000
    Costs associated with the issuance of common shares                 (747,000)             (393,000)
                                                                    ------------           -----------            ------------
         Net cash provided by financing activities                  $  4,537,000          $  8,688,000            $    340,000
                                                                    ------------           -----------            ------------
NET (DECREASE) INCREASE IN CASH                                     $ (5,640,000)         $  5,983,000            $    (23,000)

CASH AND CASH EQUIVALENTS, December 31, 1997, 1996
   and 1995                                                            6,071,000                88,000                 111,000
                                                                    ------------           -----------            ------------
CASH AND CASH EQUIVALENTS, January 1, 1999,
   December 31, 1997 and 1996                                       $    431,000          $  6,071,000            $     88,000
                                                                    ============          ============            ============

         The accompanying notes are an integral part of this statement.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of significant accounting policies

         a.       Principles of consolidation and company background

                  The consolidated Group financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly-owned subsidiaries, Fields Aircraft Spares Incorporated (FASC), Flightways Manufacturing, Inc. (FMI), Skylock Industries (Skylock) and Fields Aero Management, Inc. (FAM). All subsidiaries are California corporations. All significant intercompany accounts and activity have been eliminated.

                  The Group manufactures and distributes new aircraft parts and equipment for use on international and domestic commercial and military aircraft and purchases and sells parts on a redistribution basis.

         b.       Concentration of credit risk

                  Substantially all of the Group's trade accounts receivables are due from customers in the airline industry located throughout the United States and internationally. The Group performs periodic credit evaluations of its customers' financial condition and does not require collateral. Credit losses relating to customers in the airline industry have consistently been within management's expectations.

         c.       Concentration of sales

                  The Group had sales to foreign companies that amounted to 11%, 12% and 17% of total sales for each of the years ended January 1, 1999 and December 31, 1997 and 1996, respectively.

                  For the year ended January 1, 1999, two customers accounted for sales of $5,243,000 and $1,855,000. For the year ended December 31, 1997, two customers accounted for sales of $1,706,000 and $1,395,000. For the year ended December 31, 1996, two customers accounted for sales of $657,000 and $351,000.

         d.       Cash and cash equivalents

                  For purposes of the statement of cash flows, the Group considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent.

                  The Group currently maintains cash in bank deposit accounts, which exceed federally insured limits. The Group has not experienced any losses in such accounts and believes it is not exposed to any significant risks on cash in bank deposit accounts. Uninsured balances were approximately $404,000 as of January 1, 1999.

         e.       Fair value of financial instruments

                  The Group's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes payable and capital lease obligations. The carrying amount of these financial instruments have been estimated by management to approximate fair value.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         f.       Inventory

                  Inventory is valued at the lower of cost or market using the first-in, first-out method. Where a group of parts was purchased together as a lot, the cost of the lot was allocated to the individual parts by management pro rata to the list selling price at the time of purchase. Consistent with industry practice, inventory is carried as a current asset but not all inventory is expected to be sold within one year.

                  Inventory as of January 1, 1999 and December 31, 1997 consisted of the following:

                                                1999                1997
                                                ----                ----

                  Raw materials          $      324,000      $
                  Work-in-process               839,000
                  Finished goods             15,556,000           11,058,000
                                         --------------      ---------------

                           Total         $   16,719,000      $    11,058,000
                                         ==============      ===============


         g.       Land, building and equipment

                  Land,   building   and   equipment   are   recorded  at  cost.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 25 years.

                  The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations. The cost of maintenance and repairs is charged to income as incurred, whereas significant renewals and betterments are capitalized. Depreciation expense for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $449,000, $99,000 and $120,000, respectively.

                  Long-term assets of the Group are reviewed annually as to whether their carrying value has become impaired, pursuant to the guidelines established in Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 1, 1999 management expects these assets to be fully recoverable.

         h.       Debt issuance costs

                  Debt issuance costs relate to the issuance of financing. Amortization of debt issuance costs for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $583,000, $422,000 and $211,000 respectively. The costs are amortized using the straight-line method over the lives of the respective loans.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         i.       Other assets

                  The Group capitalized $287,000 of costs related to Parts Manufacturing Approvals (PMA's). Amortization of PMA costs for the year ended January 1, 1999 amounted to $17,000. The costs are amortized using the straight-line method over the estimated useful lives of three years.

         j.       Revenue recognition

                  The Group recognizes revenue from all types of sales under the accrual method of accounting when title transfers. Title transfers at the Group's facilities.

         k.       Earnings per share

                  The Group adopted SFAS No. 128, "Earnings Per Share." SFAS 128 requires the presentation of earnings per share (EPS) as Basic EPS and Diluted EPS. Therefore, the EPS for the year ended December 31, 1997 has been restated to conform to SFAS 128. The reconciliation of the basic and diluted EPS components as of January 1, 1999 and December 31, 1997 are as follows:

                                                     For the years ended
                                           January 1, 1999    December 31, 1997
                                           ---------------    -----------------

   Net loss available to common shares     $   (1,950,000)     $    (147,000)

   Interest on convertible debentures             170,000
                                           --------------      -------------

   Net loss available to common shares     $   (1,780,000)     $    (147,000)
                                           ==============      =============


                                                          As of
                                           January 1, 1999    December 31, 1997
                                           ---------------    -----------------

   Number of common shares outstanding          2,483,781          2,079,571

   Weighted averages                              (87,557)          (766,221)

   Potential dilutive shares                    1,060,131          1,032,028
                                           ---------------    -----------------

   Dilutive number of shares                    3,456,355          2,345,378
                                           ==============      =============


         l.       Income taxes

                  The Group files consolidated income tax returns. Deferred income taxes relate to temporary differences between financial statement and income tax reporting of certain accrued expenses, bad debts, inventory, and depreciation.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  The Group adopted SFAS No. 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. The income tax effect of the temporary differences as of January 1, 1999 and December 31, 1997 consisted of the following:

                                                           1999          1997
                                                           ----          ----
   Deferred tax liability resulting from
         taxable temporary differences in
         accounting for inventory                    $   (280,000)  $  (314,000)
   Deferred tax liability resulting from
         taxable temporary differences in
         accounting for depreciation                      (19,000)
   Deferred tax asset resulting from
         deductible temporary differences
         for allowance for doubtful accounts               82,000         6,000
   Deferred tax asset resulting from
         deductible temporary differences
         for product warranty costs                         3,000
   Deferred tax asset resulting from
         deductible temporary differences
         for utilization of net operating loss
         carryforwards for income tax purposes          1,601,000     1,078,000
   Valuation allowance resulting from the
         potential nonutilization of net operating
         loss carryforwards for income tax purposes    (1,387,000)     (770,000)
                                                       ----------   -----------

                       Total deferred income taxes   $       -  -   $      -  -
                                                      ===========   ===========

         m.       Employee benefit plan

                  FASC has a 401(k) Plan under Section 401(k) of the Internal Revenue Code. The Plan allows all employees who are not covered by a collective bargaining agreement to defer up to 25% of their compensation on a pre-tax basis through contributions to the Plan. Contributions to the Plan by FASC are discretionary and are determined by the Board of Directors. No contributions were made to the Plan during the years ended January 1, 1999 and December 31, 1997 and 1996.

         n.       Use of estimates

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

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         o.       Segment reporting

                  The Group reports its segment information based on types of products and services produced. The segments are based on a distribution and redistribution basis and on a manufacturing basis. The manufacturing segment has two locations. The summary financial information for the segments as of January 1, 1999 and for the year then ended is as follows (000's omitted):

                                                      Distribution
                                                   and Redistribution    Manufacturing    Corporate    Eliminations   Consolidated
                                                   ------------------    -------------    ---------    ------------   ------------
Assets
   Cash                                              $       161          $      80        $   190       $              $     431
   Accounts receivable, net                                2,538              2,926                           (407)         5,057
   Inventory                                              14,940              1,779                                        16,719
   Other current assets                                      213                  4                                           217
   Land, building and equipment, net                       1,594              2,099                                         3,693
   Other assets                                            1,329              3,593         12,258         (12,255)         4,925
                                                     -----------          ---------        -------       ---------      ---------
            Total Assets                             $    20,775          $  10,481        $12,448       $ (12,662)     $  31,042
                                                     ===========          =========        =======       =========      =========

Liabilities & Shareholders' Equity
   Current liabilities                               $     3,133          $   1,786        $   507       $    (377)     $   5,049
   Long term liabilities                                  14,119              4,413          8,005          (6,620)        19,917
   Shareholders' equity                                    3,523              4,282          3,936          (5,665)         6,076
                                                     -----------          ---------        -------       ---------      ---------
   Total Liabilities & Shareholders'
     Equity                                          $    20,775          $  10,481        $12,448       $ (12,662)     $  31,042
                                                     ===========          =========        =======       =========      =========

   Net sales                                         $    15,737          $   9,264        $             $  (1,150)     $  23,851
   Cost of sales                                          10,212              7,474                         (1,150)        16,536
                                                     -----------          ---------        -------       ---------      ---------
   Gross profit                                      $     5,525          $   1,790        $             $              $   7,315
   Operating expenses                                      3,918              1,518            161                          5,597
                                                     -----------          ---------        -------       ---------      ---------
   Income (loss) from operations                     $     1,607          $     272        $  (161)      $              $   1,718
   Interest expense                                        1,069                308            289                          1,666
   Amortization of debt issuance costs                       583                                                              583
   Amortization expense                                                         235                                           235
   Other (income) expense                                    (43)                11          1,207                          1,175
                                                     -----------          ---------        -------       ---------      ---------
   Loss before taxes                                 $        (2)         $    (282)       $(1,657)      $              $  (1,941)
   Provision for taxes                                         5                  2                                             9
                                                     -----------          ---------        -------       ---------      ---------
               Net Loss                              $        (7)         $    (284)       $(1,659)      $       -      $  (1,950)
                                                     ===========          =========        =======       =========      =========


    All significant intercompany accounts and activity have been eliminated.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         p.       Change in accounting period

                  In March 1998, the Group elected to change its reporting year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the balances as of January 1, 1999 and the activities for the year then ended.

2.       Shareholders' equity

                  FASI has 50,000 shares authorized of its $.001 par value preferred stock. At January 1, 1999 and December 31, 1997, there were no shares of preferred stock issued or outstanding.

                  FASI had the following common shares as of January 1, 1999 and December 31, 1997:

                                                1999                 1997
                                                ----                 ----

        Authorized                          5,000,000           5,000,000
        Issued and outstanding              2,483,781           2,079,571
        Par value                                $.05                $.05

                  In February 1995, the Group owed $7,658,000 to McDonnell Douglas Corporation (MDC). MDC cancelled the debt in exchange for $850,000 plus 586,862 shares of Series A convertible preferred stock of FASC. This constituted full and complete satisfaction of the MDC debt. The agreement provided for the mandatory exchange of the Series A preferred stock of FASC for 25% of the total outstanding common shares of FASI within 10 days following the date the common shares are approved for quotation on, and is quoted for trading on, the Nasdaq Stock Market.

                  FASI's common shares began quotation on the Nasdaq SmallCap Market on March 26, 1997. On April 4, 1997 the MDC Series A shares were exchanged by MDC for 564,194 common shares of FASI.

                  In 1996, FASI sold 317,785 common shares and 158,893 warrants. Each warrant allows the holder to purchase one common share for $6.25. The net proceeds were $1,654,000 after deducting costs of $481,000 for underwriting and issuance.

                  In 1997, FASI issued 31,574 common shares and 41,128 warrants. Each warrant allows the holder to purchase one common share for $6.25. FASI issued another 15,000 common shares in association with the sale of $10,000,000 of subordinated debentures.

                  The Group has a Loan and Security Agreement for a line of credit of up to $15,000,000, subject to the collateral balances of accounts receivable and inventory, with NationsCredit Commercial Funding ("NationsCredit") at an interest rate of prime plus 2%. In connection with the NationsCredit loan facility, FASI issued to NationsCredit in April 1997 an option to acquire 40,000 common shares of FASI at a price of $6.25 per share.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  In September 1997, FASI closed the sale of $10,000,000 principal amount of Subordinated Redeemable Debentures due September 2000 issued under an Indenture with Etablissement Pour le Placement Prive (EPP) as trustee. The securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities that represented to FASI to be accredited non-U.S. persons.

                  The Debenture holders have a one-time right at any time between December 29, 1997 and September 27, 2000, subject to prior redemption or repurchase, to convert up to 30% of the principal amount of such holder's Debentures into common shares at a conversion price equal to 85% of the average closing price of the common shares during the 20-trading day period ending on the date of notice of conversion, but in no event less than $12.00 per share. In the event that during any 20-day trading period, the average closing price of the common shares equals or exceeds $12.00 per share, FASI may require the conversion of up to 20% of the principal amount of outstanding Debentures at the conversion price. Pursuant to this, in November 1997, FASI required the conversion of $2,000,000 of Debentures in exchange for 166,666 common shares at $12.00 per share.

                  The Debentures are redeemable, in whole or in part, at the option of the Group, at any time on or after March 31, 1999 at 100% of the principal amount plus accrued interest.

                  In February 1998, FASI entered into a supplemental Indenture to the Indenture with EPP as trustee, relating to the 8.5% Subordinated Redeemable Debentures due 2000. The supplemental Indenture provided that the Debenture holders have the following additional rights: at any time between February 20, 1998 and June 30, 1998, each holder could convert 20% of the original principal amount of such holder's Debentures into common shares at a conversion price of $9.75 per share; at any time between February 20, 1998 and September 30, 1998, each holder could convert an additional 20% of the original principal amount of such holder's Debentures into common shares at a conversion price of $11.00 per share; at any time between February 20, 1998 and December 31, 1998, each holder could convert an additional 20% of the original principal amount of such holder's Debentures into common shares at a conversion price of $13.00 per share.

                  In February 1998, FASI accepted subscription agreements for the sale of 210,664 shares of common stock and 52,666 warrants for approximately $2,055,000. Each warrant allows the holder to purchase one common share for $13.00. The securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities that represented to FASI to be accredited non-U.S. persons.

                  In April 1998, 48,015 common shares were issued to acquire Skylock Industries, Inc. In July 1998, warrants were exercised to purchase 12,118 common shares at $6.25 per share. The net proceeds were $72,000 after deducting costs of $4,000 for underwriting and issuance. In addition, in April 1998, warrants were exercised to purchase 93,413 common shares for $6.25 per share. The net proceeds were $450,000 after deducting costs of $134,000 for underwriting and issuance. In August 1998, warrants were exercised to purchase 30,000 common shares at $6.25 per share. The net proceeds were $178,000 after deducting costs of $9,000 for underwriting and issuance. In October 1998, warrants were exercised to purchase

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10,000 common shares at $6.25 per share. The net proceeds exercised were $59,000 after deducting costs of $3,000 for underwriting and issuance.


3.       Notes and capital leases payable

                  Notes and capital leases payable at January 1, 1999 and December 31, 1997 consisted of the following:

                                                                                    1999                   1997
                                                                                    ----                   ----
 Subordinated debentures with fixed interest at 8.50%
       per annum, payable semi-annually, due September 2000                    $  8,000,000           $  8,000,000
 Line of credit from NationsCredit, collateralized by all assets of the Group, interest at prime plus 2.0% (9.75% at
       January 1, 1999), payable monthly, due August 2002                        11,140,000              7,047,000
 Notes and capital leases payable, collateralized by equipment, monthly payments of $24,652 including interest at rates
       ranging from 5.6%, to 16.6%, due through January 2004                      1,010,000
 Other notes payable                                                                 27,000                 55,000
                                                                               ------------           ------------

          Total notes and capital leases payable                               $ 20,177,000           $ 15,102,000
 Less current portion                                                               260,000                 55,000
                                                                               ------------           ------------

          Notes and capital leases payable, net of current portion             $ 19,917,000           $ 15,047,000
                                                                               ============           ============

                  Principal payment requirements on all notes and capital leases payable based on terms explained above are as follows:

                        YEAR ENDING
                         DECEMBER 31,                 AMOUNT
                         ------------                 ------
                              1999             $        260,000
                              2000                    8,234,000
                              2001                    1,013,000
                              2002                   10,559,000
                              2003                      111,000
                           Thereafter                   --


                  Total interest expense including the amortization of debt issuance costs for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $2,249,000, $1,676,000 and $1,338,000, respectively. Total interest paid for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $1,505,000, $1,048,000 and $1,706,000, respectively.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.       Other expenses

                  During the year ended January 1, 1999, the Group recorded non-recurring expenses of $1,200,000 to reflect the acquisition of a new facility, relocation costs and the initial expansion of the newly acquired manufacturing operations. Other expenses, net of other income, for the years ended January 1, 1999 and December 31, 1997 and 1996 consisted of the following:

                                                 1999               1997              1996
                                                 ----               ----              ----
Interest expense                           $  1,666,000      $   1,254,000      $  1,127,000
Amortization of debt issuance costs             583,000            422,000           211,000
Amortization expense                            235,000
Other expense                                 1,200,000
Other income                                    (25,000)
Casualty gain                                                                       (949,000)
                                           ------------      -------------      ------------
   Total other expenses                    $  3,659,000      $   1,676,000      $    389,000
                                           ============      ============       ============

                  During 1996, the Group reached a final settlement with its insurance company regarding damages resulting from the January 1994 earthquake.

5.       Provision for income taxes

                  The provision for income taxes for the years ended January 1, 1999 and December 31, 1997 and 1996 consisted of the following:

                                        1999           1997            1996
                                        ----           ----            ----
         Provision for income
            taxes - State             $ 9,000        $ 9,000         $ 4,000
                                      =======        =======         =======

                  Income taxes paid in 1998, 1997 and 1996 amounted to $3,000 each year. The Group has net operating loss carryovers available to offset future federal and California taxable income. The amount and expiration dates of the carryovers are as follows:

                  YEAR ENDING
                  DECEMBER 31,             FEDERAL                STATE
                  ------------             -------                -----
                      1999              $                    $     580,000
                      2000                                         126,000
                      2001                                         110,000
                      2002                                          33,000
                      2003                                         850,000
                      2008                   942,000
                      2009                 1,161,000
                      2010                   255,000
                      2011                   272,000
                      2012                    69,000
                      2013                 1,703,000

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.       Commitments

                  The Group leases facilities and vehicles under operating leases expiring through October 31, 2008 and subleases a facility to a third party. The minimum lease payments required under the leases as of January 1, 1999 are as follows:

            YEAR ENDING           OPERATING LEASE             OPERATING LEASE
           DECEMBER 31,               EXPENSE                     INCOME
           ------------               -------                     ------
               1999               $     984,000              $     115,000
               2000                   1,003,000
               2001                     987,000
               2002                     913,000
               2003                     845,000
            Thereafter                4,391,000

                  Lease expense for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $651,000, $150,000 and $102,000, respectively.
Lease income for the year ended January 1, 1999 was $157,000.

7.       Related party transactions

                  The Group leases a small overseas office facility on a month to month basis from an entity owned by certain officers of the Group. Rental expense on this office facility for the years ended January 1, 1999 and December 31, 1997 and 1996 amounted to $27,000, $26,000 and $19,000, respectively.

                  During 1998, the Group entered into an agreement to lease a facility for a three-year period from the former owner of a Company acquired by the Group. Rental expense on this facility for the year ended January 1, 1999 amounted to $36,000.

8.       Share option plans

                  In November 1995, FASI adopted a Management Stock Option Plan ("Management Plan") an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, FASI has issued options to five individuals involved in the management of FASI to acquire up to 69,025 common shares of FASI at a purchase price of $3.00 per share subject to vesting requirements, which includes FASI obtaining sales during a 12-month period of $7,500,000 and an average closing price for FASI's common shares for a three month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The first one-third of these options vested as of June 1, 1997 and the second one-third vested as of November 1, 1997. The options must be exercised within three years of vesting. Pursuant to the Employee Plan, FASI has issued options to acquire 13,500 common shares of FASI to 20 employees of FASI at a purchase price of $3.00 per share subject to vesting requirements, which include FASI obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. These options vested as of June 1, 1997 and must be exercised within two years of vesting.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  In April 1997, FASI issued options to employees of the Group to acquire up to 100,000 common shares of FASI at an exercise price of $6.25 per share. Half of the options vested in April 1998 and the remaining half will vest in April 1999. The options expire in April 2000.

                  In August 1997, FASI issued options to executives of the Group to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Group meets the following conditions: the Group must raise at least $7,500,000 in additional debt or equity capital and the Group must have sales of at least $14,000,000 in any 12-month period after the grant date. Half of the options vested August 6, 1998 and the other half will vest August 1999. The conditions must be met by June 30, 1999 and the options will expire three years after the vesting date.

                  In August 1997, FASI issued options to employees of the Group to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002. The exercise price was reduced in November 1998 to $6.25 per share with respect to options held by employees who are not executive officers.

                  FASI granted share options to certain key employees and executives on the following dates:

                  January 1998, Group A: 10,000 common shares at a price of $8.35 per share. The common shares were cancelled in November 1998. Half of the options will vest on January 15, 1999 and the remainder will vest on January 14, 2000. The options will expire January 16, 2003 and Group B: 40,000 common shares at a price of $8.35 per share subject to certain vesting requirements. The exercise price was reduced to $6.25 per share in November 1998. Subject to satisfaction of performance conditions, half of the options will vest in January 1999, and the remainder vest in January 2000. Half of the options vested in January 1999 after the performance conditions were met. The options expire three years after vesting.

                  In February 1998, 119,600 common shares at a price of $10.00 per share subject to vesting requirements. Subject to satisfaction of performance conditions, half of the options will vest in February 1999, and the remainder will vest in February 2000. Half of the options vested in February 1999. The options expire in February 2003. The exercise price was reduced to $6.25 per share in November 1998 with respect to options held by employees who are not executive officers.

                  In March 1998, 5,000 options of which half vested on March 15, 1999 and the remainder will vest in March 2000, subject to performance requirements and expire in March 2003.

                  In November 1998, FASI cancelled options to purchase 108,400 common shares that were held by certain officers and a director. On such date, options to purchase 55,450 common shares of FASI at $6.25 per share were issued to certain officers and directors and options for an additional 37,000 common shares were issued to other employees. In addition, the vesting requirements of 16,408 options held by executive officers pursuant to the Management

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan were modified to replace a condition that the market price remain over $12.00 per share with a condition that the officer remain employed by the Group through November 3, 1999.

                  The Group accounts for share options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its share option grants. Had compensation cost for the Group's share option grants been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123 "Accounting for Stock-Based Compensation", the Group's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the years ended January 1, 1999 and December 31, 1997: 1999 1997 ---- ----

  Net loss                 As reported     $    (1,950,000)     $      (147,000)
                                           ===============      ===============

                           Pro forma       $    (4,199,000)     $      (754,000)
                                           ===============      ===============

  Basic loss per share     As reported     $          (.82)     $          (.08)
                                           ===============      ===============

                           Pro forma       $         (1.77)     $          (.42)
                                           ===============      ===============

  Diluted loss per share   As reported     $          (.51)     $          (.06)
                                           ===============      ===============

                           Pro forma       $         (1.12)     $          (.38)
                                           ===============      ===============

                  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for the April 1997, August 7, 1997 and August 28, 1997 grants, respectively: risk-free interest rates of 6.4%, 5.7% and 6.0%; expected lives of two years for all three grants; and volatility of 78% for all three grants. For all the 1998 grants, risk-free interest rates ranging from 4.3% to 5.6% were used, with expected lives of two to four years and volatility ranging from 68% to 73%.

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

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  Each share of FMI tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,939,156. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair market values and liabilities assumed. The assets, liabilities and results of operations for FMI are included with those of the Group as of January 1, 1999 and for the year then ended.

                  The excess of the purchase price over the net assets acquired and liabilities assumed of $2,841,000 is being amortized over 15 years. Amortization of goodwill for the year ended January 1, 1999 amounted to $185,000.

                  In April 1998, the Group acquired 100% of the issued and outstanding shares of Skylock Industries (Skylock) by paying $965,000 in cash, retiring $101,000 in Skylock debt and issuing 60,019 common shares of FASI. In April 1998, a portion of the cash amount was paid and 48,015 common shares were issued at closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 1998 and April 1999.

                  The total cost of the acquisition was approximately $1,556,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their fair market values and liabilities assumed. The assets, liabilities and results of operations for Skylock are included with those of the Group as of January 1, 1999 and for the period from April 1, 1998 through January 1, 1999.

                  The excess of the purchase price over the net assets acquired and liabilities assumed of $674,000 is being amortized over 15 years. Amortization of goodwill for the year ended January 1, 1999 amounted to $33,000.

                  The summary pro forma results of operations of the Group combined with FMI as though FMI was acquired as of the beginning of 1997 are as follows:


       Pro forma revenue                           $     16,361,000
                                                   ================

       Pro forma net income                        $        193,000
                                                   ================

       Pro forma net income per share (basic)      $            .09
                                                   ================

       Pro forma net income per share (diluted)    $            .08
                                                   ================



                  The information required to include Skylock in the pro forma results of operations for 1997 is not available.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.      Subsequent Event

                  In January 1999, FASI closed the sale of $700,000 of 8.5% Subordinated Convertible Redeemable Debentures due 2001 issued under an
Indenture with EPP as trustee. The Securities were sold in reliance on Regulation D of the Securities Act of 1933 to entities that represented to FASI to be accredited investors. The Debentures will mature on December 31, 2001, unless previously redeemed or repurchased. Interest on the Debentures is payable semiannually on June 30 and December 31 of each year commencing June 30, 1999. The Debentures are redeemable, in whole or in part, at the option of the Group, at any time on or after December 31, 1999, at 100% of the principal amount, plus accrued interest.

                  The Debenture holders will have the right at any time after 90 days following the latest date of original issuance of the Debentures through December 28, 2001, subject to prior redemption or repurchase, to convert integral multiples of $1,000 of the principal amount of such holder's Debentures into common shares at a conversion price of $5.50 per common share.


12.      Year 2000

                  The Group recognizes the potential implications of the Year 2000 (Y2K) issue on systems that may contain date-related transactions, data, embedded chips, etc. The Group is assessing the impact of the Y2K issue on its operations and is now in the process of renovating or replacing, as necessary, the computer applications and business processes to provide for continued services in the new millennium. The Group is also assessing the preparedness of external entities that interface with the Group. There can be no assurance that there will not be a material adverse effect on the Group if its actions and/or those of related third parties fail to address all significant issues in a timely manner.

                  The costs of the Group's Y2K compliance efforts are expensed as incurred and are being funded with cash flows from operations. At this time, the costs of these efforts are not expected to be material to the Group's financial position or the results of their operations in any given period.

                  Time and cost estimates are based on currently available information. Actual results could differ from those estimated.

13.      Other Matters

                  The Group has recorded year-end adjustments which related primarily to the activities of the acquired companies. These adjustments which generally related to activities prior to the fourth quarter of 1998 amounted to approximately $210,000.

                          FIELDS AIRCRAFT SPARES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


14.      Supplemental disclosures of cash flows information

                  Noncash investing and financing activities for the year ended January 1, 1999 consisted of the following:

          Acquisition of businesses:
               Current assets other than cash            $         2,345,000
               Fixed assets                                        1,395,000
               Intangibles and other assets                        3,594,000
               Liabilities incurred or assumed                     2,754,000
               Common stock issued                                   468,000

          Debt incurred in connection with fixed
               asset acquisitions                                    904,000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information regarding directors, executive officers, promoters and control persons of the Company and Management's compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, appears under the sections "Executive Officers", "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be filed within 120 days after January 1, 1999 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding the compensation of the Company's executives appears under the section "Executive Compensation" in the Company's Proxy Statement to be filed within 120 days after January 1, 1999 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Information regarding beneficial security ownership of the Company's equity securities appears under the section "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be filed within 120 days after January 1, 1999 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information regarding certain relationships and related transactions appears under the section "Transactions With Related Parties" in the Company's Proxy Statement to be filed within 120 days after January 1, 1999 with the Securities and Exchange Commission relating to the Company's Annual Meeting of Shareholders and is incorporated herein by reference thereto.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

The following documents are included as exhibits.

               Exhibit
  SEC No.        No.                           Description

     2           2.1      Stock Purchase Agreement by and among the Company and
                          Sellers listed in Exhibit A to the agreement dated
                          January 2, 1998 (Incorporated by reference to Exhibit
                          2.1 to the Company's Current Report on Form 8-K dated
                          January 16, 1998 (the "January 1998 8-K"))
     3           3.1      Articles of Incorporation, as amended (Incorporated by
                          reference to Exhibit 2.1 to the Company's Registration
                          Statement on Form 10-SB, filed October 30, 1995 (the
                          "Form 10-SB") and Exhibit 3.1.3 to the Company's
                          Quarterly Report on Form 10-QSB for the fiscal quarter
                          ended June 30, 1997)
     3           3.2      Amended and Restated By-laws (Incorporated by
                          reference to Exhibit 3.2 to Amendment No. 1 to the
                          Company's Annual Report on Form 10-KSB/A for the
                          fiscal year ended December 31, 1997 (the "1997
                          10-KSB/A), filed April 30, 1998)
     4           4.1      Form of Warrant Agreement (1996-97 Regulation S
                          Private Placement) (Incorporated by reference to
                          Exhibit 4.1 to Amendment No. 1 to the Company's Annual
                          Report on Form 10-KSB/A for the fiscal year ended
                          December 31, 1996 (the "1996 10-KSB/A"), filed April
                          29, 1997)
     4           4.2      Form of Option Agreement to NationsCredit Commercial
                          Funding (Incorporated by reference to Exhibit 4.2 to
                          the 1996 10-KSB/A)
     4           4.3      Indenture for the 8.5% Subordinated Redeemable
                          Debentures Due 2000, dated as of September 30, 1997,
                          between the Company and Etablissement Pour le
                          Placement Prive, as Trustee (the "1997 Indenture").
                          (Incorporated by reference to Exhibit 4.1 to the
                          Company's Current Report on Form 8-K dated September
                          30, 1997 (the "September 1997 8-K"))
     4           4.4      Form of 8.5% Subordinated Redeemable Debentures Due
                          2000 (included in Exhibit A to Exhibit 4.3 above)
                          (Incorporated by reference to Exhibit 4.2 to the
                          September 1997 8-K)
     4           4.5      First Supplemental Indenture, dated February 20, 1998,
                          to the 1997 Indenture (Incorporated by reference to
                          Exhibit 4.1 to the Company's Current Report on Form
                          8-K dated February 20, 1998)
     4           4.6      Form of Warrant Agreement (1998 Regulation S Private
                          Placement) (Incorporated by reference to Exhibit 4.6
                          to the 1997 10-KSB.)
     4           4.7      Indenture for the 8.5% Subordinated Convertible
                          Redeemable Debentures Due 2001, dated as of December
                          22, 1998, between the Company and EPP Finanz AG, as
                          trustee (Incorporated by reference to Exhibit 4.1 to
                          the Company's Current Report on Form 8-K dated January
                          18, 1999 (the "January 1999 8-K"))
     4           4.8      Form of 8.5% Subordinated Convertible Redeemable
                          Debentures Due 2001 (Included in Exhibit A to Exhibit
                          4.7 above)

     10          10.1     Debt Restructure Agreement dated February 7, 1995
                          between McDonnell Douglas Corporation and the
                          Registrant (Incorporated by reference to Exhibit 6.1
                          to the Form 10-SB)
     10          10.2     Securities Exchange Agreement dated February 7, 1995,
                          between McDonnell Douglas Corporation and the
                          Registrant (Incorporated by reference to Exhibit 6.2
                          to the Form 10-SB)
     10          10.3     1995 Management Stock Option Plan (Incorporated by
                          reference to Exhibit 6.5 to Form 10-SB/A)
     10          10.4     1995 Employee Stock Option Plan (Incorporated by
                          reference to Exhibit 6.6 to Form 10-SB/A)
     10          10.5     Loan Agreement between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding,
                          dated April 18, 1997 (Incorporated by reference to
                          Exhibit 10.14 to 1996 Form 10-KSB/A)
     10          10.6     Loan Agreement between Fields Aero Management, Inc.
                          and NationsCredit Commercial Funding, dated April 18,
                          1997 (Incorporated by reference to Exhibit 10.15 to
                          1996 Form 10- KSB/A)
     10          10.7     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Yung Ford (Incorporated by reference to
                          Exhibit 10.1 to January 1998 8-K)
     10          10.8     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Frank Scalise (Incorporated by reference to
                          Exhibit 10.2 to January 1998 8-K)
     10          10.9     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Christian J. Luhnow (Incorporated by
                          reference to Exhibit 10.3 to January 1998 8-K)
     10         10.10     Form of Share Option Contract dated April 2, 1997
     10         10.11     Form of Share Option Contract dated August 7, 1997
     10         10.12     1997 Omnibus Stock Option Plan (Incorporated by
                          reference to Exhibit B to the Company's Definitive
                          Proxy Statement for the August 7, 1997 Annual Meeting,
                          filed June 26, 1997)
     10         10.13     Form of Share Option Contract issued pursuant to 1997
                          Omnibus Stock Option Plan (Incorporated by reference
                          to Exhibit 10.23 of 1997 10-KSB/A)
     10         10.14     Form of Share Option Contract dated January 16, 1998
                          (Incorporated by reference to Exhibit 10.24 of 1997
                          10-KSB/A)
     10         10.15     1998 Nonqualified Share Option Plan (Incorporated by
                          reference to Exhibit 10.25 of 1997 10-KSB/A)
     10         10.16     Form of Share Option Contract issued pursuant to 1998
                          Nonqualified Share Option Plan (Incorporated by reference to Exhibit 10.26 of 1997 10-KSB/A)

     10         10.17     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and Peter
                          Frohlich (Incorporated by reference to Exhibit 10.27
                          of 1997 10-KSB/A)
     10         10.18     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and Alan M.
                          Fields (Incorporated by reference to Exhibit 10.28 of
                          1997 10-KSB/A)
     10         10.19     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and
                          Lawrence J. Troyna (Incorporated by reference to
                          Exhibit 10.29 of 1997 10-KSB/A)
     10         10.20     Sublease, dated for reference purposes April 28, 1998,
                          between Sunrise Medical HHG Inc., a California
                          corporation, as Sublandlord and Fields Aircraft
                          Spares, Incorporated, a California corporation, as
                          Subtenant, including Consent of Master Landlord and
                          First Amendment to Sublease, and Master Lease, dated
                          for reference purposes only, September 15, 1992, by
                          and between La Canada Flintridge Development
                          Corporation, LCF Income Group, Jerve M. Jones and
                          Peppertree Corporate Business Park, Ltd., as landlord,
                          and Guardian Products, Inc., as tenant, as amended by
                          First Amendment to Lease dated March 31, 1993.
                          Exhibits referred to in the Master Lease are omitted.
                          The Company agrees to furnish supplementally a copy of
                          any such Exhibit to the Commission upon request.
                          (Incorporated by reference to Exhibit 10.1 to the
                          Company's Quarterly Report on 10-QSB for the quarter
                          ended October 2, 1998 (the "1998 3Q 10-QSB") filed
                          November 16, 1998.))
     10         10.21     Guaranty of Sublease, made and effective as of April
                          28, 1998, by Fields Aircraft Spares, Inc., a Utah
                          corporation, in favor of Sunrise Medical HHG Inc., a
                          California corporation. (Incorporated by reference to
                          Exhibit 10.2 to the Company's 1998 3Q 10-QSB)
     10         10.22     Consulting Agreement made and entered into as of
                          September 3, 1998 between Fields Aircraft Spares, Inc.
                          and Christian J. Luhnow
     10         10.23     First Amendment to Loan and Security Agreement dated
                          September ____, 1997 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division
     10         10.24     First Amendment to Loan and Security Agreement dated
                          April 29, 1998 between Fields Aero Management, Inc.
                          and NationsCredit Commercial Funding Division
     10         10.25     Second Amendment to Loan and Security Agreement dated
                          April 29, 1998 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division
     10         10.26     Loan and Security Agreement dated April 29, 1998
                          between Flightways Manufacturing, Inc. and
                          NationsCredit Commercial Corporation

     10         10.27     Second Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Fields Aero Management,
                          Inc. and NationsCredit Commercial Funding Division
     10         10.28     Third Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division
     10         10.29     First Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Flightways Manufacturing,
                          Inc. and NationsCredit Commercial Funding Division
     11          11.1     Statement re: Computation of Per Share Earnings
     21          21.1     Subsidiaries of Registrant
     27          27.1     Financial Data Schedule



(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1999

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


Signature                       Title                          Date



/s/ Alan M. Fields              President, Director and        April 15, 1999
------------------------------- Principal Executive Officer
Alan M. Fields



/s/ Peter Frohlich              Chairman, Director,            April 15, 1999
------------------------------- Principal Financial Officer
Peter Frohlich                  and Principal Accounting
                                Officer




/s/ Leonard I. Fields           Director                       April 15, 1999
-------------------------------
Leonard I. Fields



/s/ Rt. Hon. Sir Jeremy Hanley  Director                       April 15, 1999
-------------------------------
Rt. Hon. Sir Jeremy Hanley



/s/ Mary L. Sprouse             Director                       April 15, 1999
-------------------------------
Mary L. Sprouse



/s/ Lawrence J. Troyna          Director                       April 15, 1999
-------------------------------
Lawrence J. Troyna