Form 10KSB/A
period 1999-01-01
FIELDS AIRCRAFT SPARES INC
filed 1999-04-30
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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
                                             =========            ==          =======             ==            =====           ==



     The following table sets forth the statement of operations of each of the segments of the Company and the Company on a consolidated basis for the year ended January 1, 1999. All significant intercompany accounts and activity have been eliminated.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table lists all Directors and executive officers of the Company and their ages as of April 15, 1999:

NAME                         AGE        POSITION
Peter Frohlich               57         Chairman and Acting Chief Financial
                                        Officer of the Company; Chairman of FAS,
                                        Flightways and Skylock
Alan M. Fields               47         President, Chief Executive Officer and
                                        Director of the Company; President,
                                        Director and Chief Executive Officer of
                                        FAS; Director and Chief Executive
                                        Officer of Flightways and Skylock
Leonard I. Fields            80         Director of the Company;
                                        Director of FAS
The Rt. Hon. Sir Jeremy      53         Director of the Company
Hanley KCMG
Mary L. Sprouse              50         Director of the Company
Lawrence J. Troyna           55         Director of the Company
Neil E. O'Hara               45         Vice President of the Company;
                                        Senior Vice President of FAS


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

         The Company's bylaws provide for staggered terms of Directors by dividing the Board of Directors into three groups, designated as Class I, Class II and Class III. Class I consists of two Directors, each to hold office until the annual meeting of shareholders in 1998; Class II consists of two Directors, each to hold office until the annual meeting of shareholders in 1999; Class III consists of two Directors, each to hold office until the annual meeting of shareholders in 2000; and in each case, until their successors are duly elected or until their earlier resignation, removal from office, or death. No annual meeting was held in 1998. Therefore, the Class I and Class II Directors will be elected at the Annual Meeting in 1999. The Directors of each class are as follows:

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

         Peter Frohlich is Chairman and Acting Chief Financial Officer of the Company and Chairman of FAS, Flightways and Skylock. Mr. Frohlich is a Chartered Certified Accountant in the United Kingdom. Mr. Frohlich was appointed Chairman of the Company in 1987. He resigned as Chairman in 1989 but remained as a Director until resigning as a Director in February 1991. Mr. Frohlich was re-appointed a Director and Chairman of the Company in March of 1992. From 1992 to 1997, Mr. Frohlich served as Chief Executive Officer of the Company. Mr. Frohlich became Acting Chief Financial Officer on April 1, 1999.

         Alan M. Fields is President, Chief Executive Officer and a Director of the Company and FAS, and Director and Chief Executive Officer of Flightways and Skylock and has served in various capacities since 1992. Mr. Fields is the son of Leonard I. Fields.

         Leonard I. Fields has been a Director of the Company and a Director of FAS since January 1992. At various times since 1985, he has served in other capacities for the Company and its subsidiaries. Mr. Fields has a B.S. degree in Engineering. Mr. Fields is the father of Alan M. Fields.

         Mary L. Sprouse has been a Director of the Company since 1997. She has practiced law for 22 years and specializes in tax and business matters. Ms. Sprouse is the author of six books about taxes and personal finance and is a tax editor, columnist, or consultant to various business publications and to Intuit, a computer software firm. Ms. Sprouse has made numerous appearances on television and radio, and has been interviewed by and received publicity from several major newspapers and magazines.

         The Rt. Hon. Sir Jeremy Hanley KCMG has been a Director of the Company since 1998. He became a Knight Commander of the Order of St. Michael and St. George in August 1997. Sir Jeremy Hanley is currently a director of ITE Group plc, an international exhibits company; chairman of International Trade and Investment Missions Ltd.; a director of Brass Tacks Publishing Group, Ltd., a contract publisher; chairman of Adval Group, Ltd., a training, consultancy and multi-media company; a director of the Arab-British Chamber of Commerce Ltd.; and a consultant on trade in the Far and Middle East. From 1983 to 1997, Sir Jeremy Hanley served as a member of Parliament in the United Kingdom. From 1995 to 1997, he was the Minister of State at the Foreign and Commonwealth Office. From 1994 to 1995, he served as a Cabinet Minister without Portfolio to the Prime Minister of the United Kingdom and as Chairman of the Conservative Party. He was also appointed Privy Counsellor in 1994. From 1993 to 1994, Sir Jeremy Hanley served as Minister of State for the Armed Forces, Ministry of Defense in the United Kingdom. From 1990 to 1993, he served as Parliamentary Under Secretary of State at the Northern Ireland Office. Sir Jeremy Hanley is a Chartered Accountant.

         Lawrence J. Troyna has served since 1992 as a Director of the Company. From 1992 to 1998, he was Chief Financial Officer of the Company and Chief Financial Officer, Secretary and Director of FAS. During 1998 he was Chief Financial Officer and a Director of Flightways and Skylock. From 1997 to 1998, he served as Secretary of the Company. Mr. Troyna has a law degree and is a Chartered Accountant.

         Neil E. O'Hara has served as Vice President of the Company since October 1993 and served as Senior Vice President of FAS since January 1998. From October 1993 to December 1997 he was Vice President of FAS. He has concentrated on marketing and sales of the Company. Mr. O'Hara has over 18 years of management experience in aerospace. Mr. O'Hara worked eight years for American Airlines, rising to the position of Senior Manager of Purchasing and Material. In that position he oversaw all purchases of interior class I equipment. He then spent eight years at Weber Aircraft, where at various times he held the positions of Manager of Marketing & Sales, Manager of New Product Development, and finally Director of Customer Services and Program Management. While in that position, Mr. O'Hara was responsible for all spare parts sales and pricing and had total management control over new programs and new product development.

Board of Directors Committees

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

         Based solely on a review of the copies of such forms furnished to the Company, and on representation that no other reports were required, the Company believes that all required applicable 16(a) reports were timely filed during 1998 except as set forth below:

                  Christian J. Luhnow filed a Form 3 that was due January 26, 1998 late and did not file a Form 5 that was due February 16, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three full fiscal years to the Company's Chief Executive Officer and to each of the Company's other most highly compensated executive officers whose annual salary and bonus for the fiscal year 1998 ("Fiscal 1998") exceeded $100,000.


                                            Summary Compensation Table

                                                                                                    Long-Term
                                                           Annual Compensation                      Compensation
                                                           -------------------                      ------------
                                                                                                    Securities
Name and Principal                                                             Other Annual         Underlying       All Other
Position                     Year          Salary($)           Bonus($)        Compensation($)      Options(#)      Compensation ($)
--------                     ----          ---------           --------        ---------------      ----------      ----------------
Peter Frohlich(1)            1998(2)       $185,064            $ 3,654         $7,700                41,750
Chairman                     1997(3)       $142,250            $10,000           --                 137,000
                             1996(4)       $130,000            $22,500           --                   --

Alan M. Fields(1)            1998(5)       $230,256            $ 4,615         $1,448                41,750
President and Chief          1997(3)       $141,950            $10,000         $1,748               137,000
Executive Officer            1996(4)       $130,000            $22,500         $2,800                 --

Lawrence J. Troyna           1998(7)       $185,064            $ 3,654         $7,700                 -- (8)
Chief Financial              1997(3)       $142,250            $10,000           --                  68,000(8)
Officer(6)                   1996(4)       $130,000            $22,500           --                   --

Neil O'Hara                  1998(9)       $117,211            $33,904         $3,670                27,500
Vice President               1997(10)      $ 88,200            $40,617         $6,000                23,000
                             1996(11)      $ 83,252            $29,838         $6,000                 --
Christian J.                 1998          $140,421(13)          --              --                  20,000          $33,335(14)
Luhnow
President of
Flightways(12)

(1) Mr. Frohlich resigned as Chief Executive Officer on August 7, 1997 and Mr. Fields was made Chief Executive Officer on the same date.

(2) Includes compensation of $29,582 that was earned in 1998 but is to be paid in 1999. Does not include bonus of $10,000 paid in 1998 but earned in 1997.

(3) Does not include salary of $7,500 earned by Mr. Fields in 1996 and $10,000 earned by each of Mr. Frohlich and Mr. Troyna in 1996, which was paid in 1997. Does not include $10,000 bonus to each of Messrs. Frohlich, Fields and Troyna that was earned in 1996 but paid in 1997. Includes $10,000 bonus to each of Messrs. Frohlich, Fields and Troyna that was earned in 1997 but paid in 1998.

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

(5) Includes compensation of $17,346 that was earned in 1998 but is to be paid in 1999. Does not include bonus of $10,000 paid in 1998 but earned in 1997.

(6) Mr. Troyna retired as Chief Financial Officer and Secretary of the Company and from all other positions as an officer or a director of the Company's subsidiaries effective December 31, 1998.

(7) Includes compensation of $38,777 that was earned in 1998 but is to be paid in 1999. Does not include bonus of $10,000 paid in 1998 but earned in 1997.

(8) Upon Mr. Troyna's retirement, options issued in 1997 and 1998 to purchase 88,400 common shares were cancelled.

(9)      Does not include bonus of $10,000 paid in 1998 but earned in 1997.

(10) Does not include $5,000 bonus that was earned in 1996 but paid in 1997. Includes $10,000 bonus that was earned in 1997 but paid in 1998.

(11)     Includes $5,000 bonus that was earned in 1996 but paid in 1997.

(12) Mr. Luhnow became President of Flightways on January 16, 1998 when the Company acquired Flightways. Mr. Luhnow resigned as President of Flightways effective September 3, 1998. He is no longer employed by the Company or any of its subsidiaries. Upon his resignation, options issued in 1998 to purchase an additional 20,000 common shares were cancelled.

(13) Does not include bonus of $74,000 that was earned in 1997 but paid in 1998.

(14) Compensation consists of consulting fees paid pursuant to a Consulting Agreement entered into with Mr. Luhnow upon his resignation.

         The Company through FAS has a 401(k) plan and a retirement trust but no other retirement, pension or profit sharing plans for the benefit of the Company's officers, Directors and employees. Each of the 401(k) plan and the retirement trust are defined contribution plans. The Company may, at its discretion, make matching contributions to the 401(k) plan. However, to date, no matching contributions have been made. The Company is studying the feasibility of making matching contributions in order to enhance its ability to attract and retain employees. The Company provides health insurance and life and disability insurance for its employees. The Board of Directors may recommend and adopt additional programs in the future for the benefit of officers, Directors and employees.

Option Grants and Exercises in Fiscal 1998

         The following tables set forth information with respect to the share options granted to the Named Executive Officers under the Company's share option plans and the options exercised by such Named Executive Officers during Fiscal 1998 and the options held by the Named Executive Officers at January 1, 1999. See "Executive Compensation -- Share Option Plans" for description of the terms of the options.

                                                            OPTION GRANTS IN LAST FISCAL YEAR
                                                                     Individual Grants

                                      Number of
                                     Securities             Percent of Total
                                     Underlying               Options/SARs            Exercise or
                                   Options Granted             Granted to              Base Price        Expiration
Name                               in Fiscal Year               Employees              ($/share)           Date
----                               --------------               ---------              ---------           ----
Peter Frohlich                        20,000(1)                    19%                 $10.00            02/13/2003
                                      21,750(2)                                         $6.25            11/03/2003
Alan M. Fields                        20,000(1)                    19%                 $10.00            02/13/2003
                                      21,750(2)                                         $6.25            11/03/2003
Lawrence J. Troyna                      -- (3)                     ---                 ---                   ---
Neil E. O'Hara                        20,000(1)                    12%                 $10.00            02/13/2003
                                       7,500(2)                                        $ 6.25            11/03/2003

Christian J. Luhnow                   20,000(4)                    9%                   $6.25            01/15/2000

(1) 50% of the options have vested and are exercisable and 50% vest February 11, 2000.

(2)      None of the options have vested. All options vest on January 1, 2000.

(3) Options to purchase 20,000 shares issued to Mr. Troyna in February 1998 were cancelled November 4, 1998 as a result of his retirement.

(4) Options to purchase an additional 20,000 shares issued to Mr. Luhnow in January 1998 were cancelled November 4, 1998 as a result of his resignation, and the exercise price was reduced from $8.35 to $6.25. The entire class of options issued was reduced to $6.25 in order to incentivize the Flightways management based on a decline in the market price of the Company's common shares.


Aggregated Option Exercises and Year-End Option Values in 1998

         The following table summarizes for the Named Executive Officers of the Company the number of share options, if any, exercised during Fiscal 1998, the aggregate dollar value realized upon exercise, the total number of unexercised options held at January 1, 1999 and the aggregate dollar value of in-the-money unexercised options, if any, held at January 1, 1999. Value realized upon exercise is the difference between the fair market value of the underlying shares on the exercise date and the exercise price of the option. The value of unexercised, in-the-money options at January 1, 1999 is the difference between its exercise price and the fair market value of the underlying shares on January 1, 1999. The underlying options have not been, and may never be, exercised; and actual gains, if any, on exercise will depend on the value of the common shares on the actual date of exercise. There can be no assurance that these values will be realized.

                                     Aggregate Option Exercises in Fiscal 1998
                                         and Fiscal Year-End Option Values

                                                         Number of Unexercised Options at           Value of Unexercised In-The-
                                                                     01/01/99                                  Money
                                                                                                       Options at 01/01/99(1)
                  Shares
                  Acquired                Value
 Name           on Exercise(#)       Realized($)       # Exercisable       # Unexercisable      $ Exercisable     $ Unexercisable
 ----           --------------       -----------       -------------       ---------------      -------------     ---------------
Peter                   None              N/A              106,700               91,850            $53,700(2)          $31,038(3)
Frohlich
Alan M.                 None              N/A              106,700               91,850            $53,700(2)          $31,038(3)
Fields
Lawrence J.             None              N/A               13,200               68,600            $46,200(4)          $30,600(5)
Troyna
Neil E.                 None              N/A               28,250               29,375            $17,625(6)          $10,188(7)
O'Hara
Christian J.            None              N/A               20,000                 0                $5,000(8)              0
Luhnow


(1) The closing bid price of the common shares on December 31, 1998, the last trading day in Fiscal 1998, was $6.50.

(2) The exercise price of 13,200 options is $3.00, of 30,000 options is $6.25, of 53,500 options is $10.00 and of 10,000 is $8.25.

(3) The exercise price of 6,600 options is $3.00, of 31,750 options is $6.25 and of 53,500 options is $10.00.

(4)      The exercise price of the options is $3.00.

(5) The exercise price of 6,600 options is $3.00, of 30,000 options is $6.25, and of 38,600 options is $10.00.

(6) The exercise price of 4,750 options is $3.00, of 4,000 options is $6.25, of 14,500 options is $10.00 and of 5,000 options is $8.25.

(7) The exercise price of 2,375 options is $3.00, of 7,500 options is $6.25, of 5,000 options is $8.25 and of 14,500 options is $10.00.

(8)      The exercise price of the options is $6.25.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements.

         In late January of 1998 and effective January 1, 1998, the Company entered into three-year Employment Agreements ("Agreements") with each of Peter Frohlich, Lawrence J. Troyna and Alan M. Fields, which are automatically renewable for additional one-year periods unless terminated by either Messrs. Frohlich, Troyna or Fields or the Company as provided in the Agreements. Mr.
Troyna's Agreement terminated on December 31, 1998 upon his retirement. The terms of employment for Mr. Frohlich provide for a base salary of $190,000 per year and Mr. Fields of $240,000 per year. Base salaries commenced February 1, 1998 and escalate at a rate based on the Consumer Price Index (All Urban Consumers) but in no event less than 5% per year. In addition, Messrs. Frohlich and Fields are entitled to bonuses each year of an amount equal to 3% of the Company's net income before taxes in any fiscal year not to exceed $40,000 (adjusted by the Consumer Price Index but not less than 5%). Additional bonuses may be paid at the discretion of the Company and a bonus of one week's salary shall be paid at the end of the year. As of November 4, 1998, Mr. Frohlich's employment agreement was amended to decrease his base salary to $170,000 commencing January 1, 1999. His bonus for 1998 was decreased to a maximum of $20,000. A monthly automobile allowance of $700 is paid to Mr. Frohlich, and Mr. Fields is provided a Lexus LS400 or comparable auto with all expenses paid. Messrs. Frohlich and Fields receive all benefits available to other employees of the Company. Any termination of the Agreements other than for cause requires the Company to pay the employee the greater of two years annual salary at the employee's then rate of compensation or the annual salary at the employee's then current rate for the remaining term of the Agreement. Upon death or disability of the employee, the Company is required to pay one year of annual salary to the employee's estate (or in the case of disability, less the amount actually paid pursuant to a disability policy).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following  table sets forth the  ownership of the Company's  common shares by each person who owned of record, or was known to own beneficially, more than 5% as of March 24, 1999. As of March 24, 1999, there were 2,483,781 common shares and no preferred shares outstanding. The table also sets forth the holdings of common shares by all directors, each of the named executive officers set forth in the Summary Compensation Table (the "Named Executive Officers") and by all directors and current executive officers as a group.

                                          Number of Common       Percent of
Names and Addresses                       Shares Owned*             Class**
-------------------                       -------------             -------
Principal Shareholders                    564,194                     22.7%

McDonnell Douglas Corporation
P.O. Box 516
McDonnell Blvd. at Airport Road
St. Louis, MO  63166-0516
UBS AG (successor to Union Bank of        181,081                      7.3%
Switzerland) (1)
Bahnhofstrasse 45
8021, Zurich, Switzerland
Executive Officers and Directors
Peter Frohlich (2)                        161,627                      6.2%
128 Mount Street
London W1Y5HA, U.K.
Alan M. Fields (3)                        172,653                      6.7%
341 "A" Street
Fillmore, CA  93015-1931
Lawrence J. Troyna (4)                     70,127                      2.8%
128 Mount Street
London W1Y5HA, U.K.

                                          Number of Common       Percent of
Names and Addresses                       Shares Owned*             Class**
-------------------                       -------------             -------
Leonard I. Fields (5)                      34,245                      1.4%
341 "A" Street
Fillmore, CA  93015-1931
The Rt. Hon. Sir Jeremy Hanley KCMG (6)     1,000                       +
128 Mount Street
London W1Y5HA, U.K.
Mary L. Sprouse (7)                        14,508                       +
341 "A" Street
Fillmore, CA  93015-1931
Neil E. O'Hara (8)                         36,251                      1.4%
341 "A" Street
Fillmore, CA  93015-1931
Christian J. Luhnow (9)                    20,000                       +
919 Chantilly Road
Los Angeles, CA 90077
All current executive officers
and directors as a group                  500,823                      18.2%
(8 persons)

* Shares are held beneficially and of record and each shareholder has sole voting and investment power unless otherwise noted. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the record date upon the exercise of options.

** Each beneficial owner's percentage ownership is determined by assuming that the options held by such person (but not those held by any other person) and exercisable in such period have been exercised.

+        Less than 1%.

(1)      UBS AG disclaims  beneficial  ownership of such shares  pursuant to its
         Schedule 13G filed February 17, 1999 with the SEC.

(2) Includes 19,927 shares held by Mr. Frohlich's spouse, Sylvia Frohlich. Mr. Frohlich disclaims beneficial ownership of such shares. Mr. Frohlich has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which will vest on November 4, 1999;

         b. 30,000 shares, all of which have vested, are exercisable and are included in the table;

         c. 87,000 shares, 43,500 of which have vested, are exercisable and are included in the table, and 43,500 of which vest on August 6, 1999;

         d. 20,000 shares, 10,000 of which have vested, are exercisable and are included in the table, and 10,000 of which vest on August 27, 1999;

         e. 20,000 shares, 10,000 of which have vested, are exercisable and are included in the table, and 10,000 of which vest on February 11, 2000; and

         f. 21,750 shares, none of which have vested and which vest on January 1, 2000.

(3) Includes 12,000 shares owned by Alan Fields' spouse, Nancy Fields. Also includes 26,486 shares held beneficially but not of record by Alan Fields. Does not include 13,488 shares owned by Alan Fields's children through trusts created and funded by Leonard Fields and shares owned by his father Leonard Fields. Alan Fields has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which will vest on November 4, 1999;

         b. 30,000 shares, all of which have vested, are exercisable and are included in the table;

         c. 87,000 shares, 43,500 of which have vested, are exercisable and are included in the table, and 43,500 of which vest on August 6, 1999;

         d. 20,000 shares, 10,000 of which have vested, are exercisable and are included in the table, and 10,000 of which vest on August 27, 1999;

         e. 20,000 shares, 10,000 of which have vested, are exercisable and are included in the table, and 10,000 of which vest on February 11, 2000; and

         f. 21,750 shares, none of which have vested and which vest on January 1, 2000.

(4) Includes 20,000 shares owned by Mr. Troyna's spouse, Susan Troyna. Mr. Troyna disclaims beneficial ownership of such shares. Mr. Troyna has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 19,800 shares, 13,200 of which have vested, are exercisable and are included in the table, and 6,600 of which vest on June 30, 1999; and

         b.       68,600 shares, all of which vest on June 30, 1999.

(5) Includes 13,488 shares owned by Alan Fields' children through trusts created and funded by Leonard Fields. Mr. Fields disclaims beneficial ownership of such shares. Includes 3,000 shares held beneficially but not of record. Does not include 24,486 shares held of record but not beneficially. Does not include shares owned by relatives of Leonard Fields, including his son Alan Fields, an officer and director of the Company. Mr. Fields has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 1,000 shares, all of which have vested, are exercisable and are included in the table;

         b. 2,000 shares, 1,000 of which have vested, are exercisable and are included in the table, and 1,000 of which vest on August 27, 1999;

         c. 2,000 shares, 1,000 of which have vested, are exercisable and are included in the table and 1,000 of which vest on February 11, 2000; and

         d. 1,450 shares, none of which have vested and which vest on January 1, 2000.

(6) Sir Jeremy Hanley has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 2,000 shares, 1,000 of which have vested, are exercisable and are included in the table, and 1,000 of which vest on February 11, 2000; and

         b. 1,500 shares, none of which have vested and which vest on January 1, 2000.

(7) Includes 10,088 shares owned by Alan Fields' children through a trust created and funded by Leonard Fields. Such shares have also been reported as being under the control of Leonard Fields. Ms. Sprouse has voting control of those shares. Ms. Sprouse has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 2,000 shares, 1,000 of which have vested, are exercisable and are included in the table, and 1,000 of which vest on August 27, 1999;

         b. 2,000 shares, 1,000 of which have vested, are exercisable and are included in the table, and 1,000 of which vest on February 11, 2000; and

         c. 1,500 shares, none of which have vested and which vest on January 1, 2000.

(8) Mr. O'Hara has the following options to acquire common shares, a portion of which are included in the table as set forth below:

         a. 7,125 shares, 4,750 of which have vested, are exercisable and are included in the table, and 2,375 of which vest on November 4, 1999;

         b. 4,000 shares, all of which have vested, are exercisable and are included in the table;

         c. 9,000 shares, 4,500 of which have vested, are exercisable and are included in the table, and 4,500 of which vest on August 6, 1999;

         d. 10,000 shares, 5,000 of which have vested, are exercisable and are included in the table, and 5,000 of which vest on August 27, 1999;

         e. 20,000 shares, 10,000 of which have vested, are exercisable and are included in the table, and 10,000 of which vest on February 11, 2000; and

         f. 7,500 shares, none of which have vested and which vest on January 1, 2000.

(9) Mr. Luhnow resigned as President of Flightways effective September 3, 1998. Mr. Luhnow has options to purchase 20,000 shares, all of which have vested, are exercisable and are included in the table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Except as set forth below, during the last two full fiscal years, the Company has not entered into any transactions with officers, directors of the Company or their affiliates that may involve conflicts of interest or were other than arms' length transactions.

         The Company paid approximately $26,000 and $27,000 during calendar years 1997 and 1998, respectively, to Belgravia Financial Services Limited ("Belgravia") to rent a sales office in London, England. Peter Frohlich is an officer, director and shareholder of Belgravia. Lawrence Troyna was an officer, director and shareholder of Belgravia until December 21, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits

The following documents are included as exhibits.

               Exhibit
  SEC No.        No.                          Description
  -------        ---                          -----------

     2           2.1      Stock Purchase Agreement by and among the Company and
                          Sellers listed in Exhibit A to the agreement dated
                          January 2, 1998 (Incorporated by reference to Exhibit
                          2.1 to the Company's Current Report on Form 8-K dated
                          January 16, 1998 (the "January 1998 8-K"))
     3           3.1      Articles of Incorporation, as amended (Incorporated by
                          reference to Exhibit 2.1 to the Company's Registration
                          Statement on Form 10- SB, filed October 30, 1995 (the
                          "Form 10-SB") and Exhibit 3.1.3 to the Company's
                          Quarterly Report on Form 10-QSB for the fiscal quarter
                          ended June 30, 1997)
     3           3.2      Amended and Restated By-laws (Incorporated by
                          reference to Exhibit 3.2 to Amendment No. 1 to the
                          Company's Annual Report on Form 10-KSB/A for the
                          fiscal year ended December 31, 1997 (the "1997
                          10-KSB/A), filed April 30, 1998)
     4           4.1      Form of Warrant Agreement (1996-97 Regulation S
                          Private Placement) (Incorporated by reference to
                          Exhibit 4.1 to Amendment No. 1 to the Company's Annual
                          Report on Form 10- KSB/A for the fiscal year ended
                          December 31, 1996 (the "1996 10-KSB/A"), filed April
                          29, 1997)
     4           4.2      Form of Option Agreement to NationsCredit Commercial
                          Funding (Incorporated by reference to Exhibit 4.2 to
                          the 1996 10-KSB/A)
     4           4.3      Indenture for the 8.5% Subordinated Redeemable
                          Debentures Due 2000, dated as of September 30, 1997,
                          between the Company and Etablissement Pour le
                          Placement Prive, as Trustee (the "1997 Indenture").
                          (Incorporated by reference to Exhibit 4.1 to the
                          Company's Current Report on Form 8-K dated September
                          30, 1997 (the "September 1997 8-K"))
     4           4.4      Form of 8.5% Subordinated Redeemable Debentures Due
                          2000 (included in Exhibit A to Exhibit 4.3 above)
                          (Incorporated by reference to Exhibit 4.2 to the
                          September 1997 8-K)
     4           4.5      First Supplemental Indenture, dated February 20, 1998,
                          to the 1997 Indenture (Incorporated by reference to
                          Exhibit 4.1 to the Company's Current Report on Form
                          8-K dated February 20, 1998)
     4           4.6      Form of Warrant Agreement (1998 Regulation S Private
                          Placement) (Incorporated by reference to Exhibit 4.6
                          to the 1997 10-KSB.)
     4           4.7      Indenture for the 8.5% Subordinated Convertible
                          Redeemable Debentures Due 2001, dated as of December
                          22, 1998, between the Company and EPP Finanz AG, as
                          trustee (Incorporated by reference to Exhibit 4.7 to
                          the Company's Annual Report on Form 10-KSB for the
                          fiscal year ended January 1, 1999 filed April 16, 1999
                          (the "1998 10-KSB"))
     4           4.8      Form of 8.5% Subordinated Convertible Redeemable
                          Debentures Due 2001 (Included in Exhibit A to Exhibit
                          4.7 above) (Incorporated by reference to Exhibit 4.8
                          to the Company's 1998 10-KSB)
     10          10.1     Debt Restructure Agreement dated February 7, 1995
                          between McDonnell Douglas Corporation and the
                          Registrant (Incorporated by reference to Exhibit 6.1
                          to the Form 10-SB)
     10          10.2     Securities Exchange Agreement dated February 7, 1995,
                          between McDonnell Douglas Corporation and the
                          Registrant (Incorporated by reference to Exhibit 6.2
                          to the Form 10-SB)
     10          10.3     1995 Management Stock Option Plan (Incorporated by
                          reference to Exhibit 6.5 to Form 10-SB/A)

               Exhibit
  SEC No.        No.                          Description
  -------        ---                          -----------

     10          10.4     1995 Employee Stock Option Plan (Incorporated by
                          reference to Exhibit 6.6 to Form 10-SB/A)
     10          10.5     Loan Agreement between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding,
                          dated April 18, 1997 (Incorporated by reference to
                          Exhibit 10.14 to 1996 Form 10-KSB/A)
     10          10.6     Loan Agreement between Fields Aero Management, Inc.
                          and NationsCredit Commercial Funding, dated April 18,
                          1997 (Incorporated by reference to Exhibit 10.15 to
                          1996 Form 10- KSB/A)
     10          10.7     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Yung Ford (Incorporated by reference to
                          Exhibit 10.1 to January 1998 8-K)
     10          10.8     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Frank Scalise (Incorporated by reference to
                          Exhibit 10.2 to January 1998 8-K)
     10          10.9     Covenant not to Compete dated as of January 2, 1998,
                          by and among the Company, Flightways Manufacturing,
                          Inc. and Christian J. Luhnow (Incorporated by
                          reference to Exhibit 10.3 to January 1998 8-K)
     10         10.10     Form of Share Option Contract dated April 2, 1997
     10         10.11     Form of Share Option Contract dated August 7, 1997
     10         10.12     1997 Omnibus Stock Option Plan (Incorporated by
                          reference to Exhibit B to the Company's Definitive
                          Proxy Statement for the August 7, 1997 Annual Meeting,
                          filed June 26, 1997)
     10         10.13     Form of Share Option Contract issued pursuant to 1997
                          Omnibus Stock Option Plan (Incorporated by reference
                          to Exhibit 10.23 of 1997 10-KSB/A)
     10         10.14     Form of Share Option Contract dated January 16, 1998
                          (Incorporated by reference to Exhibit 10.24 of 1997
                          10-KSB/A)
     10         10.15     1998 Nonqualified Share Option Plan (Incorporated by
                          reference to Exhibit 10.25 of 1997 10-KSB/A)
     10         10.16     Form of Share Option Contract issued pursuant to 1998
                          Nonqualified Share Option Plan (Incorporated by
                          reference to Exhibit 10.26 of 1997 10-KSB/A)
     10         10.17     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and Peter
                          Frohlich (Incorporated by reference to Exhibit 10.27
                          of 1997 10-KSB/A)
     10         10.18     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and Alan M.
                          Fields (Incorporated by reference to Exhibit 10.28 of
                          1997 10-KSB/A)
     10         10.19     Employment Agreement dated as of January 1, 1998 by
                          and among the Company, Fields Aircraft Spares
                          Incorporated, Fields Aero Management, Inc. and
                          Lawrence J. Troyna (Incorporated by reference to
                          Exhibit 10.29 of 1997 10-KSB/A)
     10         10.20     Sublease, dated for reference purposes April 28, 1998,
                          between Sunrise Medical HHG Inc., a California corporation, as Sublandlord and Fields Aircraft
                          Spares, Incorporated, a California corporation, as Subtenant, including Consent of Master Landlord and
                          First Amendment to Sublease, and Master Lease, dated for reference purposes only, September 15, 1992, by and between La Canada Flintridge Development
                          Corporation, LCF Income Group, Jerve M. Jones and

               Exhibit
  SEC No.        No.                          Description
  -------        ---                          -----------

                          Peppertree Corporate Business Park, Ltd., as landlord,
                          and Guardian Products, Inc., as tenant, as amended by
                          First Amendment to Lease dated March 31, 1993.
                          Exhibits referred to in the Master Lease are omitted.
                          The Company agrees to furnish supplementally a copy of
                          any such Exhibit to the Commission upon request.
                          (Incorporated by reference to Exhibit 10.1 to the
                          Company's Quarterly Report on 10-QSB for the quarter
                          ended October 2, 1998 (the "1998 3Q 10-QSB") filed
                          November 16, 1998))
     10         10.21     Guaranty of Sublease, made and effective as of April
                          28, 1998, by Fields Aircraft Spares, Inc., a Utah
                          corporation, in favor of Sunrise Medical HHG Inc., a
                          California corporation. (Incorporated by reference to
                          Exhibit 10.2 to the Company's 1998 3Q 10-QSB)
     10         10.22     Consulting Agreement made and entered into as of
                          September 3, 1998 between Fields Aircraft Spares, Inc.
                          and Christian J. Luhnow (Incorporated by reference to
                          Exhibit 10.22 to the Company's 1998 10-KSB)
     10         10.23     First Amendment to Loan and Security Agreement dated
                          September __ , 1997 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division (Incorporated by reference to Exhibit 10.23
                          to the Company's 1998 10-KSB)
     10         10.24     First Amendment to Loan and Security Agreement dated
                          April 29, 1998 between Fields Aero Management, Inc.
                          and NationsCredit Commercial Funding Division
                          (Incorporated by reference to Exhibit 10.24 to the
                          Company's 1998 10-KSB)
     10         10.25     Second Amendment to Loan and Security Agreement dated
                          April 29, 1998 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division (Incorporated by reference to Exhibit 10.25
                          to the Company's 1998 10-KSB)
     10         10.26     Loan and Security Agreement dated April 29, 1998
                          between Flightways Manufacturing, Inc. and
                          NationsCredit Commercial Corporation (Incorporated by
                          reference to Exhibit 10.26 to the Company's 1998
                          10-KSB)
     10         10.27     Second Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Fields Aero Management,
                          Inc. and NationsCredit Commercial Funding Division
                          (Incorporated by reference to Exhibit 10.27 to the
                          Company's 1998 10-KSB)
     10         10.28     Third Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Fields Aircraft Spares
                          Incorporated and NationsCredit Commercial Funding
                          Division (Incorporated by reference to Exhibit 10.28
                          to the Company's 1998 10-KSB)
     10         10.29     First Amendment to Loan and Security Agreement dated
                          September 14, 1998 between Flightways Manufacturing,
                          Inc. and NationsCredit Commercial Funding Division
                          (Incorporated by reference to Exhibit 10.29 to the
                          Company's 1998 10-KSB)
     11          11.1     Statement re: Computation of Per Share Earnings
                          (Incorporated by reference to Exhibit 11.1 to the
                          Company's 1998 10-KSB)
     21          21.1     Subsidiaries of Registrant (Incorporated by reference
                          to Exhibit 21.1 to the Company's 1998 10-KSB)
     27          27.1     Financial Data Schedule (Incorporated by reference to
                          Exhibit 27.1 to the Company's 1998 10-KSB)


(b) Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 1999

                                                   FIELDS AIRCRAFT SPARES, INC.


                                                   By  /s/ Alan M. Fields
                                                       ------------------------
                                                       Alan M. Fields
                                                       President