Form 10QSB
period 1999-04-02
FIELDS AIRCRAFT SPARES INC
filed 1999-05-17
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1999

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

                                 (805) 583-0080
                -------------------------------------------------
                (Issuer's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
              ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS

              State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class of Stock                              Amount Outstanding
      --------------                              ------------------
$.05 par value Common Shares                    2,483,781 Common Shares
                                                    at May 11, 1999

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                 Yes       No X
                                     -----   ----

FIELDS AIRCRAFT SPARES, INC.

TABLE OF CONTENTS



Part I - Financial information                                          Page No.

         Item 1.  Unaudited consolidated condensed financial statements

                  Balance sheet...........................................    1
                  Statement of operations.................................    2
                  Statement of cash flows.................................    3
                  Statement of shareholders' equity ......................    4
                  Notes to the financial statements ......................    5

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations............  12


Part II - Other information

          Item 1.  Legal proceedings.......................................  16
          Item 2.  Changes in securities...................................  16
          Item 3.  Defaults upon senior securities   ......................  17
          Item 4.  Submission of matters to a vote of security holders.....  17
          Item 5.  Other information.......................................  17
          Item 6.  Exhibits and reports on Form 8-K........................  17


                          FIELDS AIRCRAFT SPARES, INC.
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       AS OF APRIL 2, AND JANUARY 1, 1999


ASSETS
                                                           April 2, 1999       January 1, 1999
                                                           -------------       ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                $      63,000       $       431,000
  Accounts receivable, less allowance for doubtful
    accounts of $178,000 and $191,000, respectively            4,342,000             5,057,000
  Inventory                                                   16,652,000            16,719,000
  Prepaid expenses                                                54,000               217,000
                                                           -------------       ---------------
        Total current assets                               $  21,111,000       $    22,424,000
                                                           -------------       ---------------
LAND, BUILDING AND EQUIPMENT:
  Land                                                     $     210,000       $       210,000
  Building and building improvements                           1,281,000             1,275,000
  Furniture and equipment                                      3,255,000             3,177,000
                                                           -------------       ---------------
        Totals                                             $   4,746,000       $     4,662,000
  Less accumulated depreciation and amortization               1,133,000               969,000
                                                           -------------       ---------------
  Land, building and equipment, net                        $   3,613,000       $     3,693,000
                                                           -------------       ---------------
OTHER ASSETS:
  Debt issuance costs, net of accumulated
    amortization                                           $     952,000       $       910,000
  Goodwill, net of accumulated amortization                    3,237,000             3,297,000
  Other assets                                                   762,000               718,000
                                                           -------------       ---------------
         Total other assets                                $   4,951,000       $     4,925,000
                                                           -------------       ---------------
         Total assets                                      $  29,675,000       $    31,042,000
                                                           =============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $   3,168,000       $     3,469,000
  Accrued liabilities                                          1,017,000             1,320,000
  Current portion of notes and capital leases payable            340,000               260,000
                                                           -------------       ---------------
          Total current liabilities                        $   4,525,000       $     5,049,000
                                                           -------------       ---------------

LONG-TERM LIABILITIES:                                     $  19,804,000       $    19,917,000
                                                           -------------       ---------------
SHAREHOLDERS' EQUITY:
  Common shares                                            $     372,000       $       372,000
  Additional paid-in capital                                   9,365,000             9,365,000
  Retained deficit                                            (4,391,000)           (3,661,000)
                                                           -------------       ---------------
           Total shareholders' equity                      $   5,346,000       $     6,076,000
                                                           -------------       ---------------
           Total liabilities and shareholders'
             equity                                        $  29,675,000       $    31,042,000
                                                           =============       ===============

                          FIELDS AIRCRAFT SPARES, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998


                                           1999             1998
                                      ------------       ------------
SALES                                 $  5,291,000       $  5,596,000

COST OF SALES                            3,633,000          3,775,000
                                      ------------       ------------
GROSS PROFIT                          $  1,658,000       $  1,821,000

OPERATING EXPENSES                       1,708,000          1,235,000
                                      ------------       ------------
INCOME FROM OPERATIONS                $    (50,000)      $    586,000

OTHER EXPENSE                              679,000            473,000
                                      ------------       ------------
INCOME (LOSS) BEFORE
  PROVISION FOR INCOME TAXES          $   (729,000)      $    113,000

PROVISION FOR INCOME TAXES                   1,000              3,000
                                      ------------       ------------
NET INCOME (LOSS)                     $   (730,000)      $    110,000
                                      ============       ============
NET INCOME (LOSS) PER SHARE
  (basic)                             $      (0.29)      $       0.06
                                      ============       ============
NET INCOME (LOSS) PER SHARE
  (diluted)                           $      (0.29)      $       0.04
                                      ============       ============


                          FIELDS AIRCRAFT SPARES, INC.
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                        APRIL 2, 1999 AND APRIL 3, 1998


                                                                            1999             1998
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   $   (730,000)     $    110,000
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Depreciation and amortization                                            164,000            71,000
  Amortization expense                                                     222,000           167,000
  Decrease (increase) in accounts receivable                               715,000        (1,686,000)
  Decrease (increase) in inventory                                          67,000        (1,261,000)
  Decrease (increase) in prepaid expenses                                  163,000           (48,000)
  Increase in other assets                                                 (59,000)          (15,000)
  (Decrease) increase in accounts payable                                 (301,000)          605,000
  (Decrease) increase in other accrued liabilities                        (303,000)          397,000
                                                                      ------------      ------------
    Net cash used in operating activities                             $    (62,000)     $ (1,660,000)
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                               $    (84,000)     $   (855,000)
  Acquisition of goodwill                                                                 (2,760,000)
                                                                      ------------      ------------
  Net cash used in investing activities                               $    (84,000)     $ (3,615,000)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) borrowing on line of credit                          $   (777,000)     $  1,041,000
  Principal payments on notes payable                                       (7,000)          (50,000)
  Borrowings on notes payable                                              751,000           135,000
  Costs associated with issuance of notes payable                         (189,000)
  Net proceeds from issuance of common shares                                              2,055,000
  Costs associated with the issuance of common shares                                       (257,000)
                                                                      ------------      ------------
  Net cash (used in) provided by financing activities                 $   (222,000)     $  2,924,000
                                                                      ------------      ------------
NET DECREASE IN CASH                                                  $   (368,000)     $ (2,351,000)

CASH AND CASH EQUIVALENTS, January 1, 1999 and
  December 31, 1997                                                        431,000         6,071,000
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS, April 2, 1999 and April 3, 1998            $     63,000      $  3,720,000
                                                                      ============      ============

                          FIELDS AIRCRAFT SPARES, INC.
      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE THREE MONTHS ENDED APRIL 2, 1999 AND APRIL 3, 1998



                                         COMMON STOCK
                                   -------------------------
                                      NUMBER                  ADDITIONAL                        TOTAL
                                    OF SHARES                   PAID-IN        RETAINED     SHAREHOLDERS'
                                   OUTSTANDING       AMOUNT      CAPITAL        DEFICIT         EQUITY
                                   -----------       ------      -------        -------         ------
BALANCES, January 1, 1999           2,483,781       $372,000   $9,365,000     $(3,661,000)    $6,076,000

Net loss                                                                         (730,000)      (730,000)
                                    ---------       --------   ----------     -----------     ----------
BALANCES, April 2, 1999             2,483,781       $372,000   $9,365,000     $(4,391,000)    $5,346,000
                                    =========       ========   ==========     ===========     ==========

BALANCES, December 31, 1997         2,079,571       $351,000   $6,959,000     $(1,711,000)    $5,599,000

Issuance of common stock              210,664         11,000    1,186,000                      1,197,000

Net income                                                                        110,000        110,000
                                    ---------       --------   ----------     -----------     ----------
BALANCES, April 3, 1998             2,290,235       $362,000   $8,145,000     $(1,601,000)    $6,906,000
                                    =========       ========   ==========     ===========     ==========

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation

The consolidated condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended January 1, 1999. The Company follows the same accounting policies in preparation of interim reports.

 The consolidated financial statements include the accounts of Fields Aircraft Spares, Inc. (FASI), a Utah corporation, and its wholly owned subsidiaries Fields Aircraft Spares Incorporated (FASC), Flightways Manufacturing, Inc.
(FMI), Skylock Industries (Skylock) and Fields Aero Management, Inc. (FAM). All subsidiaries are California corporations. All significant intercompany accounts and activity have been eliminated.

The Company  manufactures,  distributes  and stocks  factory new cabin  interior
replacement  parts  applicable  to  various   commercial   aircraft  models  and
redistributes a wide variety of new and reconditioned aircraft parts.


2.  Change in accounting period

In March 1998, the Company elected to change its reporting year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the balances as of April 2, 1999 and April 3, 1998 and the activities for the three months then ended (and, where appropriate, the balances as of January 1, 1999).


3.  Inventory

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

Inventory as of April 2 and January 1, 1999 consisted of the following:


                                          April 2, 1999        January 1, 1999
                                          -------------        ---------------

                 Raw materials               $1,001,000               $324,000
                 Work-in-process                975,000                839,000
                 Finished goods              14,676,000             15,556,000
                                           ------------           ------------
                        Total              $ 16,652,000           $ 16,719,000
                                           ============           ============

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.  Segment reporting

The Company reports its segment information based on types of products and services produced. The segments are based on a distribution and redistribution basis and on a manufacturing basis. The manufacturing segment has two locations. The summary financial information for the segments as of April 2, 1999 and for the three months then ended is as follows (000's omitted):

                                                    Distribution   Manufacturing    Corporate  Eliminations    Consolidated
                                                    and
                                                    redistribution
Assets
    Cash                                                $                $     29     $     34    $                 $     63
    Accounts receivable, net                               2,410            1,932                                      4,342
    Inventory                                             14,690            1,962                                     16,652
    Other current assets                                      43               11
                                                                                                                          54
    Land, building and equipment, net                      1,577            2,036                                      3,613
    Other assets                                           1,981            3,523       12,555      (13,108)           4,951
                                                        --------         --------     --------    ---------         --------
        Total Assets                                    $ 20,701         $  9,493     $ 12,589    $ (13,108)        $ 29,675
                                                        ========         =======      =======    ==========        ========

Liabilities & shareholders' equity
    Current liabilities                                 $  2,844         $  1,575     $    155    $     (49)        $  4,525
    Long term liabilities                                 14,599            3,951        8,705       (7,451)          19,804
    Shareholders' equity                                   3,258            3,967        3,729       (5,608)           5,346
         Total liabilities & shareholders' equity
                                                        --------         --------     --------    ---------         --------
                                                        $ 20,701         $  9,493     $ 12,589    $ (13,108)        $ 29,675
                                                        =========        ========      =======    =========         ========


    Net sales                                           $  3,517         $  1,774     $           $                 $  5,291
    Cost of sales                                          2,330            1,303                                      3,633
                                                        --------         --------     --------    ---------         --------
    Gross profit                                           1,187              471                                      1,658
    Operating expenses                                     1,139              475           94                         1,708
                                                        --------         --------     --------    ---------         --------
    Income (loss) from operations                             48               (4)         (94)                          (50)

    Interest expense                                         321               80           56                           457
    Amortization of debt issuance costs                      141                6                                        147
    Amortization  expense                                                      75                                         75
                                                        --------         --------     --------    ---------         --------
    Income (loss) before taxes                              (414)            (165)         (15)                         (729)

    Provision for taxes                                        1                                                           1
                                                        --------         --------     --------    ---------         --------
        Net Income (loss)                               $   (415)        $   (165)    $   (150)   $                 $   (730)
                                                        ========         ========     ========    =========         ========


                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The comparative summary financial information for the segments as of April 3, 1998 and for the three months then ended is as follows (000's omitted):

                                                    Distribution  Manufacturing   Corporate    Eliminations  Consolidated
                                                    and
                                                    redistribution
Assets
Cash                                                   $   1,835        $     81     $   1,804    $                 $  3,720
Accounts receivable, net                                   2,116           1,474            51                         3,641

Inventory                                                 11,636             673            10                        12,319

Other current assets                                         147              61            31                           239

Land, building and equipment, net                            988             805             1                         1,794

Other assets                                               1,565                        10,403       (8,065)           3,903
                                                        --------         --------     --------    ---------         --------

Total Assets                                           $  18,287        $   3,094     $ 12,300    $  (8,065)        $ 25,616
                                                        ========         ========     ========    =========         ========


Liabilities & shareholders' equity
Current liabilities                                    $   1,781        $     722     $     19    $                 $  2,522
Long term liabilities                                     12,908            2,033        8,013       (6,766)          16,188
Shareholders' equity                                       3,598              339        4,268       (1,299)           6,906
     Total liabilities & shareholders' equity
                                                        --------         --------     --------    ---------         --------
                                                       $  18,287        $   3,094     $ 12,300    $  (8,065)        $ 25,616
                                                        ========         ========     ========    =========         ========


Net sales                                              $   3,971        $   1,625     $           $                 $  5,596
Cost of sales                                              2,500            1,275                                      3,775
                                                        --------         --------     --------    ---------         --------
Gross profit                                               1,471              350                                      1,821
Operating expenses                                           903              249           83                         1,235
                                                        --------         --------     --------    ---------         --------
Income (loss) from operations                                568              101          (83)                          586
Interest expense                                             335               16                                        351

Amortization of debt issuance costs                          122                                                         122
                                                        --------         --------     --------    ---------         --------
Income (loss) before taxes                                   111               85          (83)                          113
Provision for taxes                                                                          3                             3
                                                        --------         --------     --------    ---------         --------
Net Income (loss)                                       $    111        $      85     $    (86)   $                 $    110
                                                        ========         ========     ========    =========         ========



5.  Shareholders' equity

FASI has 50,000 shares authorized of its $.001 par value preferred stock. At April 2 and January 1, 1999 there were no shares of preferred stock issued or outstanding.

FASI had the following common shares as of April 2 and January 1, 1999:

                                            April 2, 1999     January 1, 1999
                                            -------------     ---------------

          Authorized                          5,000,000           5,000,000
          Issued and outstanding              2,483,781           2,483,781
          Par value                                $.05                $.05


In September 1997, FASI closed the sale of $10,000,000 principal amount of 8.5% Subordinated Redeemable Debentures due September 2000 issued under an Indenture with Etablissement Pour le Placement Prive (EPP) as

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

trustee. The securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities that represented to FASI to be accredited non-U.S. persons.

Following a 20-day trading period in which the average price of the common shares exceeded $12 per share, in November 1997 FASI exercised its resulting right to convert $2,000,000 principal amount of Debentures in exchange for 166,666 common shares at $12 per share. Each Debenture holder now has a one-time right at any time through September 27, 2000, subject to prior redemption, to convert integral multiples of $1,000 of the principal amount of his Debentures up to 12.5% of his total remaining holding at a conversion price equal to the higher of $12 per share and 85% of the average closing price of the common shares during the 20-trading day period ending on the date of notice of conversion.

The Debentures are redeemable, in whole or in part, at the option of FASI at any time on or after March 31, 1999 at 100% of the principal amount plus accrued interest.

In February 1998, FASI accepted subscription agreements for the sale of 210,664 shares of common stock and 52,666 warrants for approximately $2,055,000. Each warrant allows the holder to purchase one common share for $13. The securities were sold in reliance on Regulation S of the Securities Act of 1933 to entities that represented to FASI to be accredited non-US persons.

In January 1999, FASI closed the sale of $700,000 principal amount of 8.5% Subordinated Convertible Redeemable Debentures due 2001 issued under an indenture with EPP as trustee. The securities were sold in reliance on Regulation D of the Securities Act of 1933 to entities that represented to FASI to be accredited investors. The Debentures will mature on December 31, 2001, unless previously redeemed or repurchased. Interest on the Debentures is payable semiannually on June 30 and December 31 of each year commencing June 30, 1999. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after December 31, 1999, at 100% of the principal amount, plus accrued interest.

The Debenture holders will have the right at any time after 90 days following the latest date of original issuance of the Debentures through December 28, 2001, subject to prior redemption or repurchase, to convert integral multiples of $1,000 of the principal amount of such holder's Debentures into common shares at a conversion price of $5.50 per common share.


6.  Share option plans

In November 1995, FASI adopted a Management Stock Option Plan ("Management Plan") and an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan, FASI has issued an option to five individuals involved in the management of FASI to acquire up to 69,025 common shares of FASI at a purchase price of $3.00 per share subject to vesting requirements, which includes FASI obtaining sales during a 12-month period of $7,500,000 and an average closing price for FASI's Common Shares for a three month period of $6.00, $9.00 and $12.00, respectively, for each one-third of the options to vest. The first one-third of these options vested as of June 1, 1997 and the second one-third vested, as of November 1, 1997.The options must be exercised within three years of vesting. Pursuant to the Employee Plan, FASI has issued options to acquire 13,500 common shares of FASI to 20 employees of FASI at a purchase price of $3.00 per share subject to vesting requirements, which include FASI obtaining sales during a 12-month period of $7,500,000 and at least one year continued employment after the grant of the option. These options vested as of June 1, 1997 and must be exercised within two years of vesting.

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


In April 1997, FASI issued options to employees of the Company to acquire up to 100,000 common shares of FASI at an exercise price of $6.25 per share. Half of the options vested in April 1998 and the remaining half vested in April 1999. The options expire in April 2000.

In August 1997, FASI issued options to executives of the Company to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share. The options will vest if the Company meets the following conditions; the Company must raise at least $7,500,000 in additional debt or equity capital and the Company must have sales of at least $14,000,000 in any 12-month period after the grant date. Half of the options vested August 6, 1998 and the other half will vest August 1999. The options will expire three years after the vesting date.

In August 1997, FASI issued options to employees of the Company to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options will vest in August 1998 and the remaining half will vest in August 1999. The options expire in August 2002. The exercise price was reduced in November 1998 to $6.25 per share with respect to options held by employees who are not executive officers.

FASI granted share options to certain key employees and executives on the following dates:

In January 1998, FASI granted options to certain key employees and executives to acquire up to 10,000 common shares at a price of $8.35 per share. The exercise price was reduced to $6.25 per share in November 1998. Half of the options vested on January 15, 1999 and the remainder will vest on January 14, 2000. The options will expire January 16, 2003. FASI also granted options to employees and executives to acquire up to 40,000 common shares at a price of $8.35 per share subject to certain vesting requirements. Half of the options vested in January 1999, and the remainder vest in January 2000. The options expire three years after vesting.

In February 1998, FASI granted options to certain key employees and executives to acquire up to 119,600 common shares at a price of $10.00 per share subject to vesting requirements. The exercise price was reduced to $6.25 per share in November 1998 with respect to options held by employees who are not executive officers. Half of the options vested in February 1999, and the remainder will vest in February 2000. The options expire in February 2003.

In November 1998, FASI cancelled options to purchase 108,400 common shares that were held by certain officers and a director. On such date, options to purchase 55,450 common shares of FASI at $6.25 per share were issued to certain officers and directors and options for an additional 37,000 common shares were issued to other employees. In addition, the vesting requirements of 16,408 options held by executive officers pursuant to the Management Plan were modified to replace a condition that the market price remain over $12.00 per share with a condition that the officer remain employed by the Company through November 3, 1999.

The Company accounts for share options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's share option grants been determined based on the fair value consistent with the method of SFAS Statement 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the three months ended April 2, 1999 and April 3, 1998:

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                          1999                   1998
                                                                          ----                   ----

       Net income (loss)                    As reported           $        (730,000)     $            110,000
                                                                  =================      ====================

                                            Pro forma             $        (906,000)     $           (330,000)
                                                                  ==================     =====================

       Basic income (loss) per share        As reported           $            (.29)     $               (.06)
                                                                  ==================     =====================

                                            Pro forma             $            (.36)     $               (.11)
                                                                  ==================     =====================

       Diluted income (loss)  per share     As reported           $            (.29)     $               (.04)
                                                                  ==================     =====================

                                            Pro forma             $            (.36)     $               (.07)
                                                                  ==================     =====================

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the April 1997, August 7, 1997 and August 28, 1997 grants, respectively: risk-free interest rates of 6.4%, 5.7% and 6.0%; expected lives of two years for all three grants; and volatility of 78% for all three grants. For all the 1998 grants, risk-free interest rates ranging from 4.3% to 5.6% were used, with expected lives of two years and volatility ranging from 68% to 73%.


7.  Contingency

In the event of the death of a Director or Officer of the Company, the Company is obligated to pay up to 100% of the Director's or Officer's annual compensation to their beneficiary within the twelve months subsequent to their death.


8.  Acquisitions

In  January  1998,   the  Company   completed  the   acquisition  of  Flightways
Manufacturing, Inc. (FMI). FMI is a manufacturer of plastic replacement components for commercial aircraft seats and interiors.

Each share of FMI tendered into the offer was exchanged for cash. The total cost of the acquisition excluding liabilities assumed was approximately $2,939,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their estimated fair market values and liabilities assumed.

The excess of the purchase price over the net assets acquired and liabilities assumed of $2,841,000 is being amortized over 15 years. Amortization of goodwill for the three months ended April 2, 1999 and April 3, 1998 amounted to $48,000 and $45,000.

In April 1998, the Company acquired 100% of the issued and outstanding shares of Skylock Industries (Skylock) by paying $965,000 in cash, retiring $101,000 in Skylock debt and issuing 60,019 common shares of FASI. In April 1998, $756,000 of the cash amount was paid and 48,015 common shares were issued at closing. The remainder will be paid in one year, with the cash amount to be paid and the number of shares to be issued based on Skylock's customer order volume between April 1998 and April 1999.

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The total cost of the acquisition was approximately $1,556,000. The acquisition was accounted for as a purchase. The purchase price was allocated to the assets acquired based on their fair market values and liabilities assumed.

The excess of the purchase price over the net assets acquired and liabilities assumed of $674,000 is being amortized over 15 years. Amortization of goodwill for the three months ended April 2, 1999 amounted to $12,000.


9.  Year 2000

The Company recognizes the potential implications of the Year 2000 (Y2K) issue on systems that may contain date-related transactions, data, embedded chips, etc. The Company is assessing the impact of the Y2K issue on its operations and is now in the process of renovating or replacing, as necessary, the computer applications and business processes to provide for continued services in the new millennium. The Company is also assessing the preparedness of external entities that interface with the Company. There can be no assurance that there will not be a material adverse effect on the Company if its actions and/or those of related third parties fail to address all significant issues in a timely manner.

The costs of the Company's Y2K compliance efforts are expensed as incurred and are being funded with cash flows from operations. At this time, the costs of these efforts are not expected to be material to the Company's financial position or the results of their operations in any given period.

Time and cost estimates are based on currently available information. Actual results could differ from those estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated condensed financial statements and related notes thereto set forth in Item 1.

Quarters ended April 3, 1998 and April 2, 1999

The Company acquired FMI in January 1998 and Skylock in April 1998; accordingly the operations of FMI are included in both the quarter ended April 2, 1999 and the comparable period of 1998. The operations of Skylock are only included in the quarter ended April 2, 1999.

For the quarter ended April 2, 1999 operations of the Company generated an operating loss of $50,000, compared to operating income of $586,000 for the comparable period of 1998. The decrease in income from operations for the quarter was primarily attributable to an increase in operating expenses and a rescheduling of delivery dates by a number of customers.

Net sales for the quarter ended April 2, 1999 were $5,291,000 compared to $5,596,000 for the quarter ended April 3, 1998, a decrease of $305,000 or approximately 5.5%. This decrease in sales included a decrease of $454,000 from distribution and redistribution, a decrease of $538,000 from FMI and an increase of $687,000 as a result of the inclusion of sales of Skylock acquired in April 1998.

Cost of sales for the quarters ended April 2, 1999 and April 3, 1998 were $3,633,000 and $3,775,000, respectively (approximately 68.7% and 67.5% of sales, respectively). The gross margin percentages were substantially unchanged.

Operating expenses increased to $1,708,000 for the quarter ended April 2, 1999, from $1,235,000 for the quarter ended April 3, 1998, an increase of $473,000. Of the increase, approximately $219,000 was attributable to the inclusion of the activity of Skylock, acquired in April 1998. The balance of $254,000 was principally attributable to the increased costs of operating in the new facility (to which all operations except Skylock moved in mid-1998).

Interest expense, including amortization of debt issuance costs, increased to $604,000 from $473,000 in the quarters ended April 2, 1999 and April 3, 1998, respectively. This was attributable to increased debt amounts outstanding to finance expanded inventory and accounts receivable levels needed to support growth and the acquisitions of FMI and Skylock, and was partially offset by decreasing interest rates.

As a result of the foregoing, the Company had a net loss for the quarter ended April 2, 1999 of $730,000 compared to net income of $110,000 for the quarter ended April 3, 1998, a decrease in net income of $840,000. On a per share basis, net loss for the quarter ended April 2, 1999 was $.29 per share diluted ($.29 per share basic) compared to net income of $.04 per share diluted ($.06 per share basic) for the quarter ended April 3, 1998.

Liquidity and capital resources

At April 2, 1999 the Company had working capital (current assets in excess of current liabilities) of $16,586,000 compared to $17,375,000 at January 1, 1999.

Operating activities used $62,000 and $1,660,000 of the Company's cash flow for the quarters ended April 2, 1999 and April 3, 1998, respectively. The major usage of cash in the earlier period was the increase in inventory and accounts receivable caused by the acquisition of FMI in January 1998.

The Company's operations to date have been primarily funded through bank loans, sales of equity and debentures, and seller's deferred purchase notes. If the Company is not able to reach profitability and obtain additional funding, the Company may not be able to meet its debt service obligations.

In January 1999, the Company completed the sale of $700,000 8.5% Subordinated Convertible Redeemable Debentures due 2001. The Debentures will mature on
December 31, 2001, unless previously redeemed or purchased. Interest on the Debentures is payable semiannually on June 30 and December 31 each year commencing June 30, 1999. The Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after December 31, 1999, at 100% of the principal amount plus accrued interest. The Debenture holders have the right at any time through December 28, 2001, subject to prior redemption or repurchase, to convert integral multiples of $1,000 of the principal amount into common shares at a conversion price of $5.50 per common share.

The Company's facility in Simi Valley, California is larger than is needed for its current operations. The Company will, consistent with funding, seek to acquire other companies in similar or allied businesses whose operations can be consolidated into its existing facilities. Acquisitions will be undertaken following an analysis of the potential acquisition, and its synergism with the Company's existing business and with the capital needs of the acquired companies compared to the capital needs and resources of the Company. There is no assurance that any future acquisitions will be successfully completed.

The  Company  will  be  dependent   on  obtaining   additional   capital  or  on
restructuring its debt as it becomes due in the year 2000. If the Company continues to incur losses, it will also require additional capital to cover such losses.

The Company will continue actively to seek debt or equity capital infusions. The Company intends to use a substantial portion of any additional capital to retire debt, pursue potential acquisitions and purchase inventory. There is no assurance that the Company will be successful in securing additional debt or capital.

Year 2000

The Year 2000 problem is the result of computer programs and embedded hardware chips that use two digits rather than four to define the applicable date. The Company is addressing possible liabilities related to this issue on its computer systems and machinery by making system and hardware changes before January 1, 2000.

The Company has expended approximately $90,000 through the quarter ended April 2, 1999 in addressing Year 2000 issues. The Company is not anticipating the compliance cost to exceed

$250,000 and expects to be completed at the end of the third period of the 1999 fiscal year. The Company is expensing such costs as incurred. The Company is also making inquiries of vendors to determine whether vendors are Year 2000 compliant.

There can be no assurance that the Company or its suppliers or vendors will be Year 2000 compliant. Failure of the Company or any third-party enteprise with which the Company interacts to achieve that compliance could have a material adverse effect on the Company, its financial condition and results of operations.

Forward-looking statements

This report includes statements that relate to future plans, financial results or projections, events or performance, including statements with respect to future business potential. These are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements involve both known and unknown risks and uncertainties and actual results or performance may therefore differ materially from the expected results or performance expressed or implied by the forward-looking statements. The following important factors, in addition to factors the Company discusses elsewhere in this report, could affect the Company's actual results or performance:

o the Company's ability to obtain profitability and acquire enough capital or financing to sustain the Company until such time;

o the Company's ability to effectively integrate acquired companies and the effects of increased indebtedness as a result of the Company's business acquisitions;

o the ability to expand the Company's business to make cost effective the expansion of infrastructure put in place during 1988;

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

PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company is currently not a party to any known litigation other than routine litigation incidental to its business.



ITEM 2.  CHANGES IN SECURITIES

During the quarter ended April 2, 1999, the Company issued the following securities without registration under the Securities Act of 1933:

As of January 18, 1999, the Company closed the sale of $700,000 principal amount of its 8.5% Subordinated Convertible Redeemable Debentures Due 2001 (the
"Convertible Debentures") issued under an Indenture, dated as of December 22, 1998, between the Company and EPP Finanz AG, as Trustee. The Convertible Debentures were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act 1933 to an entity that represented to the Company that it was an accredited investor as defined in Regulation D of the Securities Act of 1933.

The Convertible Debenture holder has the right at any time after April 18, 1999 through December 28, 2001, subject to prior redemption or repurchase, to convert the principal amount of such holder's Convertible Debentures that is $1,000 principal amount or an integral multiple thereof, into common shares of the Company at a conversion price of $5.50 per share. The Convertible Debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after December 31, 1999, at 100% of the principal amount plus accrued interest.

EPP Finanz AG acted as the Company's placement agent in connection with the offering and received a commission of 8% of the principal amount of Convertible Debentures sold and was issued as a due diligence fee warrants to purchase 7,000 common shares (the "EPP Warrants") at $7.50 per share pursuant to the terms of the Placement Agent Agreement, dated December 18, 1998, between the Company and EPP Finanz AG. The issuance of EPP Warrants was made in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. EPP Finanz AG has represented to the Company that it is an accredited investor as defined in Regulation D.

The Company estimates that the total fees and expenses incurred by the Company, in addition to the 8% commission described above, was approximately $133,000. Accordingly, the net proceeds to the Company from the sale of the Convertible Debentures was approximately $511,000.

In November 1998, the Company issued options to employees and directors of the Company and its subsidiaries entitling such persons to acquire up to a total of 92,450 common shares, subject to vesting requirements. The options vest January 1, 2000. The Company did not receive any cash consideration for such issuance, and paid no commissions. The Company believes such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the quarter ended April 2, 1999.



ITEM 5.  OTHER INFORMATION

None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)               Exhibits

Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

Exhibit 10.1 SDV Warehousing and Handling Contract dated December 3, 1998 between Fields Aircraft Spares Incorporated and SDV UK Limited.

Exhibit 27        Financial Data Schedule

(b)               Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended April 2, 1999.

                                    SIGNATURE


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 13, 1999


                                     FIELDS AIRCRAFT SPARES, INC.



                                     By:/s/ Alan M. Fields
                                        ---------------------------------------
                                        Alan M. Fields, President and Principal
                                        Executive Officer



                                     By:/s/ Peter Frohlich
                                        ---------------------------------------
                                        Peter Frohlich, Principal Financial
                                        Officer