Form 10QSB
period 1999-07-02
FIELDS AIRCRAFT SPARES INC
filed 1999-08-23
CIK 1002911

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1999

                                       OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 0-27100

                          FIELDS AIRCRAFT SPARES, INC.
        (Exact name of small business issuer as specified in its charter)

                UTAH                                     95-4218263
  -------------------------------                    --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

               4175 Guardian Street, Simi Valley, California 93063
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 583-0080
                 -----------------------------------------------
                (Issuer's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes   X       No
             -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class of Stock                       Amount Outstanding
        -----------------------------             ------------------------
        $.05 par value Common Shares              2,483,781 Common Shares
                                                      at August 6, 1999

           TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
                                Yes           No   X
                                    -----        -----

FIELDS AIRCRAFT SPARES, INC.

TABLE OF CONTENTS



Part I - Financial information                                          Page No.
                                                                        --------

         Item 1.  Unaudited consolidated condensed financial statements

                  Balance sheet ...........................................   1
                  Statement of operations for three months.................   2
                  Statement of operations for six months ..................   3
                  Statement of cash flows   ...............................   4
                  Statement of shareholders' equity   .....................   5
                  Notes to the financial statements  ......................   6

         Item 2.  Management's discussion and analysis of
                  financial condition and results of operations   .........  11


Part II - Other information

         Item 1.  Legal proceedings   .....................................  15
         Item 2.  Changes in securities   .................................  15
         Item 3.  Defaults upon senior securities   .......................  15
         Item 4.  Submission of matters to a vote of security holders   ...  15
         Item 5.  Other information  ......................................  15
         Item 6.  Exhibits and reports on Form 8-K   ......................  15

                          FIELDS AIRCRAFT SPARES, INC.
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
                       AS OF JULY 2, AND JANUARY 1, 1999


ASSETS
                                                                     July 2, 1999                January 1, 1999
                                                                 ------------------           -------------------
CURRENT ASSETS:
   Cash and cash equivalents                                           $         -                   $   431,000
   Accounts receivable, less allowance for doubtful
     accounts of $177,000 and $191,000, respectively                     4,254,000                     5,057,000
   Inventory                                                            16,439,000                    16,719,000
   Prepaid expenses                                                        152,000                       217,000
                                                                 ------------------           -------------------
           Total current assets                                        $20,845,000                   $22,424,000
                                                                 ------------------           -------------------

LAND, BUILDING AND EQUIPMENT:
   Land                                                                $   210,000                   $   210,000
   Building and building improvements                                    1,336,000                     1,275,000
   Furniture and equipment                                               3,308,000                     3,177,000
                                                                                              -------------------
            Totals                                                     $ 4,854,000                   $ 4,662,000
   Less accumulated depreciation and amortization                        1,273,000                       969,000
                                                                 ------------------           -------------------
            Land, building and equipment, net                          $ 3,581,000                   $ 3,693,000
                                                                 ------------------           -------------------

OTHER ASSETS:
   Debt issuance costs, net of accumulated
     amortization                                                      $   868,000                   $   910,000
   Goodwill, net of accumulated amortization                             3,182,000                     3,297,000
   Other assets                                                            718,000                       718,000
                                                                 ------------------           -------------------
            Total other assets                                         $ 4,768,000                   $ 4,925,000
                                                                 ------------------           -------------------
              Total assets                                             $29,194,000                   $31,042,000
                                                                 ==================           ===================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                    $ 4,102,000                   $ 3,469,000
   Accrued liabilities                                                   1,474,000                     1,320,000
   Current portion of notes and capital leases payable                     339,000                       260,000
                                                                 ------------------           -------------------
            Total current liabilities                                  $ 5,915,000                   $ 5,049,000
                                                                 ------------------           -------------------


LONG-TERM LIABILITIES:                                                 $19,074,000                   $19,917,000
                                                                 ------------------           -------------------
SHAREHOLDERS' EQUITY:
   Common shares                                                       $   372,000                   $   372,000
   Additional paid-in capital                                            9,365,000                     9,365,000
   Retained deficit                                                     (5,532,000)                   (3,661,000)
                                                                 ------------------           -------------------
            Total shareholders' equity                                 $ 4,205,000                   $ 6,076,000
                                                                 ------------------           -------------------
              Total liabilities and shareholders' equity               $29,194,000                   $31,042,000
                                                                 ==================           ===================

                          FIELDS AIRCRAFT SPARES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998


                                                         1999                       1998
                                                   -----------------           ----------------

SALES                                                  $  5,436,000             $    5,794,000

COST OF SALES                                             4,024,000                  3,790,000
                                                   -----------------           ----------------

GROSS PROFIT                                           $  1,412,000             $    2,004,000

OPERATING EXPENSES                                        1,873,000                  1,383,000
                                                   -----------------           ----------------

INCOME (LOSS) FROM OPERATIONS                          $   (461,000)            $      621,000

OTHER EXPENSE                                               677,000                  1,672,000
                                                   -----------------           ----------------

INCOME (LOSS)  BEFORE
  PROVISION FOR INCOME TAXES                           $ (1,138,000)            $   (1,051,000)

PROVISION FOR INCOME TAXES                                    3,000                      4,000
                                                   -----------------           ----------------

NET INCOME (LOSS)                                      $ (1,141,000)            $   (1,055,000)
                                                   =================           ================

NET INCOME (LOSS) PER SHARE
  (basic)                                              $      (0.46)            $        (0.32)
                                                   =================           ================

NET INCOME (LOSS) PER SHARE
  (diluted)                                            $      (0.46)            $        (0.32)
                                                   =================           ================

                          FIELDS AIRCRAFT SPARES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998

                                                         1999                          1998
                                                   ------------------       --------------------

SALES                                                  $ 10,727,000             $   11,390,000

COST OF SALES                                             7,657,000                  7,565,000
                                                   ------------------       --------------------

GROSS PROFIT                                           $  3,070,000             $    3,825,000

OPERATING EXPENSES                                        3,581,000                  2,618,000
                                                   ------------------       --------------------

INCOME (LOSS) FROM OPERATIONS                          $   (511,000)            $    1,207,000

OTHER EXPENSE                                             1,356,000                  2,145,000
                                                   ------------------       --------------------

INCOME (LOSS)  BEFORE
  PROVISION FOR INCOME TAXES                           $ (1,867,000)            $     (938,000)

PROVISION FOR INCOME TAXES                                    4,000                      7,000
                                                   ------------------       --------------------

NET INCOME (LOSS)                                      $ (1,871,000)            $     (945,000)
                                                   ==================       ====================

NET INCOME (LOSS) PER SHARE
  (basic)                                              $      (0.75)            $        (0.29)
                                                    ==================       ====================

NET INCOME (LOSS) PER SHARE
  (diluted)                                            $      (0.75)            $        (0.29)
                                                   ==================       ====================

                          FIELDS AIRCRAFT SPARES, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998


                                                                          1999                        1998
                                                                -------------------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                       $  (1,871,000)              $    (945,000)
    Adjustments  to  reconcile  net (loss)  income to net cash used in operating activities:
    Depreciation and amortization                                          304,000                     154,000
    Amortization expense                                                   157,000                     361,000
    Decrease (increase) in accounts receivable                             803,000                  (2,156,000)
    Decrease (increase) in inventory                                       280,000                  (4,193,000)
    Decrease (increase) in prepaid expenses                                 65,000                    (600,000)
    Decrease in other assets                                                     -                     629,000
    Increase in accounts payable                                           633,000                   1,707,000
    Increase in other accrued liabilities                                  154,000                   1,852,000
                                                                -------------------          -------------------
        Net cash provided by (used in) operating activities          $     525,000               $  (3,191,000)
                                                                -------------------          -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment                                            $    (192,000)              $  (2,047,000)
    Acquisition of goodwill                                                                         (3,441,000)
                                                                -------------------          -------------------
       Net cash used in investing activities                         $    (192,000)              $  (5,488,000)
                                                                -------------------          -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments) borrowing on line of credit                       $  (1,515,000)              $   1,879,000
    Principal payments on notes payable                                          -                     (60,000)
    Borrowings on notes payable                                            751,000                     359,000
    Net proceeds from issuance of common shares                                                      2,609,000
    Costs associated with the issuance of common shares                                               (391,000)
                                                                -------------------          -------------------
       Net cash (used in) provided by financing activities           $    (764,000)              $   4,396,000
                                                                -------------------          -------------------

NET DECREASE IN CASH                                                 $    (431,000)              $  (4,283,000)


CASH AND CASH EQUIVALENTS, January 1, 1999 and
     December 31, 1997                                                     431,000                   6,071,000
                                                                -------------------          -------------------

CASH AND CASH EQUIVALENTS, July 2, 1999 and July 3, 1998             $           -               $   1,788,000
                                                                ===================          ===================

                                         FIELDS AIRCRAFT SPARES, INC.
                      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED JULY 2, 1999 AND JULY 3, 1998


                                         COMMON STOCK
                              -------------------------------
                                 NUMBER                             ADDITIONAL                                  TOTAL
                                OF SHARES                             PAID-IN            RETAINED           SHAREHOLDERS'
                               OUTSTANDING          AMOUNT            CAPITAL             DEFICIT              EQUITY
                              ---------------    ------------     ---------------     ----------------    ---------------
BALANCES, January 1, 1999         2,483,781        $372,000         $ 9,365,000         $ (3,661,000)       $ 6,076,000

Net loss                                                                                  (1,871,000)        (1,871,000)
                              ---------------    ------------     ---------------     ----------------    ---------------

BALANCES, July 2, 1999            2,483,781        $372,000         $ 9,365,000         $ (5,532,000)       $ 4,205,000
                              ===============    ============     ===============     ================    ===============

BALANCES, December 31, 1997       2,079,571        $351,000         $ 6,959,000         $ (1,711,000)       $ 5,599,000

Issuance of common stock            352,092          18,000           2,101,000                               2,119,000

Net loss                                                                                    (945,000)          (945,000)
                              ---------------    ------------     ---------------     ----------------    ---------------

BALANCES, July 3, 1998            2,431,663        $369,000         $ 9,060,000         $ (2,656,000)       $ 6,773,000
                              ===============    ============     ===============     ================    ===============

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


2.  Change in accounting period

In March 1998, the Company elected to change its reporting year to a 52-53 week year ending on the Friday of the calendar week (beginning on Monday and ending on Sunday) which includes the last business day in December, with each quarter being reported in a similar fashion. Accordingly, this financial statement includes the balance sheets as of July 2, 1999 and January 1, 1999, and the activities for the three and six months ended on July 2, 1999 and July 3, 1998.


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

Inventory as of July 2 and January 1, 1999 consisted of the following:

                                    July 2, 1999          January 1, 1999
                                    ------------          ---------------
      Raw materials                 $  1,137,000             $    324,000
      Work-in-process                    671,000                  839,000
      Finished goods                  14,631,000               15,556,000
                                    ------------             ------------
                    Total           $ 16,439,000             $ 16,719,000
                                    ============             ============

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


4.  Segment reporting

The Company has two reportable operating segments for the purposes of Financial Accounting Standard 131: Distribution and Redistribution; and Manufacturing. The summary financial information for the segments as of July 2, 1999 and for the three and six months then ended is as follows:

                                                    Distribution   Manufacturing    Corporate  Eliminations    Consolidated
                                                    and
                                                    redistribution
                                                            $000            $000         $000          $000            $000

Segment assets at January 1, 1999                       $ 20,775        $ 10,481     $ 12,448     $ (12,662)       $ 31,042

Segment assets at July 2, 1999                            20,354           8,606       12,568       (12,334)         29,194

Three months to July 2, 1999
    Revenues from external customers                       3,882           1,286                                      5,168
    Intersegment revenues                                                    268                                        268
    Segment net (loss)                                      (413)           (504)        (224)                       (1,141)

Six months to July 2, 1999
    Revenues from external customers                       7,399           2,451                                      9,850
    Intersegment revenues                                                                                               877
                                                                             877
    Segment net (loss)                                      (828)           (669)        (374)                       (1,871)



The comparative summary financial information for the segments for the three and six months ended on July 3, 1998 is as follows:

                                                            $000            $000         $000          $000            $000
Three months to July 3, 1998
    Revenues from external customers                     $ 3,867         $ 1,649                                    $ 5,516
    Intersegment revenues                                                    278                                        278
    Segment net profit (loss)                                116             185       (1,356)                       (1,055)

Six months to July 3, 1998
    Revenues from external customers                       7,900           3,150                                     11,050
    Intersegment revenues                                                    340                                        340
    Segment net profit (loss)                                227             270       (1,442)                         (945)


5.  Shareholders' equity

FASI has 50,000 shares authorized of its $.001 par value preferred stock. At July 2 and January 1, 1999 there were no shares of preferred stock issued or outstanding.

FASI had the following common shares as of July 2 and January 1, 1999:

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                       July 2, 1999      January 1, 1999
                                       ------------      ---------------
     Authorized                          5,000,000           5,000,000
     Issued and outstanding              2,483,781           2,483,781
     Par value                                $.05                $.05


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

The Debenture holders have the right at any time up to December 28, 2001, subject to prior redemption or repurchase, to convert integral multiples of $1,000 of the principal amount of such holder's Debentures into common shares at a conversion price of $5.50 per common share.


6.  Share option plans

In November 1995, FASI adopted a Management Stock Option Plan ("Management Plan") and an Employee Stock Option Plan ("Employee Plan"). Pursuant to the Management Plan , FASI has issued an option to five individuals involved in the management of FASI to acquire up to 69,025 common shares of FASI at a purchase price of $3.00 per share subject to vesting requirements. One-third of these options vested as of June 1, 1997 and another one-third vested, as of November 1, 1997. Of the remaining options, 6,600 vested June 30, 1999 and, along with 13,200 previously vested options, expire December 21, 1999, and 16,408 will vest if the holders

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


remain employed by the Company through November 3, 1999. The options must be exercised within three years of vesting. Pursuant to the Employee Plan, FASI has issued options to acquire 13,500 common shares of FASI to 20 employees at a purchase price of $3.00 per share subject to vesting requirements. The options vested as of June 1, 1997 and originally were scheduled to expire on June 30, 1999. In May 1999, FASI extended options expiring on June 30, 1999 by one year.

In April 1997, FASI issued options to employees of the Company to acquire 98,000 common shares of FASI at an exercise price of $6.25 per share. Half of the options vested in April 1998 and the remaining half vested in April 1999. Options for 30,000 shares expire in December 1999, and options for 68,000 shares expire in April 2000.

In August 1997, FASI issued options to executives of the Company to acquire up to 270,000 common shares of FASI at an exercise price of $10.00 per share subject to vesting requirements. Half of the options vested August 6, 1998 and the other half vested August 6, 1999. Options for 48,400 shares were cancelled and options for 38,600 shares expire in December 1999. The remaining options will expire three years after the vesting date.

In August 1997, FASI issued options to employees of the Company to acquire up to 89,500 common shares of FASI at an exercise price of $8.25 per share. Half of the options vested in August 1998 and the remaining half in August 1999. Options for 20,000 shares were cancelled. The remaining options expire in August 2002. The exercise price was reduced in November 1998 to $6.25 per share with respect to options for 15,500 shares.

In January 1998, FASI granted options to certain key employees and executives to acquire up to 50,000 common shares at a price of $8.35 per share subject to vesting conditions. The exercise price was reduced to $6.25 per share in November 1998 and options for 20,000 shares were cancelled. Options for 25,000 shares vested in January 1999 and the remaining vest in January 2000. Options for 20,000 shares expire on January 15, 2000. The remaining options will expire three years after vesting.

In February 1998, FASI granted options to certain key employees and executives to acquire up to 119,600 common shares at a price of $10.00 per share subject to vesting requirements. Options for 20,000 shares were cancelled in November 1998. The exercise price was reduced to $6.25 per share in November 1998 with respect to options for 33,600 shares. Half of the options vested in February 1999, and the remainder will vest in February 2000. The options expire in February 2003.

In November 1998, options to purchase 55,450 common shares of FASI at $6.25 per share were issued to certain officers and directors and options for an additional 37,000 common shares at $6.25 were issued to other employees. The options vest on January 1, 2000 and expire November 3, 2003.

In May 1999, options to purchase 24,800 common shares of FASI at $4.65 per share were issued to certain officers and directors and options for an additional 109,500 common shares at $4.65 were issued to other employees and an outside consultant. Options for 109,300 shares expire on May 12, 2004 and options for 25,000 shares expire on May 12, 2001.

The Company accounts for share options under the provision of APB Opinion 25 "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for its stock option grants. Had compensation cost for the Company's share option grants been determined based on the fair value consistent with the method of SFAS Statement 123 "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below for the six months ended July 2, 1999 and July 3, 1998:

                          FIELDS AIRCRAFT SPARES, INC.

       NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                      1999              1998
                                                      ----              ----

Net income (loss)                  As reported    $(1,871,000)     $  (945,000)
                                                  ===========      ===========
                                   Pro forma      $(2,237,000)     $(1,901,000)
                                                  ===========      ===========
Basic income (loss) per share      As reported    $      (.75)     $      (.29)
                                                  ===========      ===========
                                   Pro forma      $      (.90)     $      (.59)
                                                  ===========      ===========
Diluted income (loss) per share    As reported    $      (.75)     $      (.29)
                                                  ===========      ===========
                                   Pro forma      $      (.90)     $      (.59)
                                                  ===========      ===========

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



Quarters ended July 2, 1999 and July 3, 1998

For the quarter ended July 2, 1999 operations of the Company generated an operating loss of $461,000, compared to operating income of $621,000 for the comparable period of 1998. The decrease in income from operations for the quarter was primarily attributable to an increase in operating expenses, a reduction in sales and a reduction in gross margins.

Net sales for the quarter ended July 2, 1999 were $5,436,000 compared to $5,794,000 for the quarter ended July 3, 1998, a decrease of $358,000 or approximately 6.2%. This decrease in sales included a decrease of $373,000 from manufacturing sales. Reduction in sales is primarily attributable to continued rescheduling in delivery dates by a number of customers.

Cost of sales for the quarters ended July 2, 1999 and July 3, 1998 were $4,024,000 and $3,790,000, respectively (approximately 74.0% and 65.4% of sales, respectively). The reduction in gross margin percentages was mainly due to lowering prices on certain stock on hand in order to reduce inventory and increased costs associated with the Flightways manufacturing operations after relocation to the Company's corporate facilities in Simi Valley.

Operating expenses increased to $1,873,000 for the quarter ended July 2, 1999, from $1,383,000 for the quarter ended July 3, 1998, an increase of $490,000. The increase was principally attributable to the increased costs of operating in the new facility Simi Valley. The Company is consolidating its manufacturing operations at adjacent sites in Monrovia California and plans to relocate its corporate offices and distribution operation to smaller premises in order to reduce expenses.

Interest expense, including amortization of debt issuance costs, increased to $677,000 from $472,000 in the quarters ended July 2, 1999 and July 3, 1998, respectively. This was attributable to increased debt used for acquisitions and to increase inventory levels.

Other expense for the quarter ended July 3, 1998 included a one-time charge of $1,200,000 to reflect non-recurring expenses relating to the acquisition of Simi Valley facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

The Company had a net loss for the quarter ended July 2, 1999 of $1,141,000 compared to net income of $145,000 for the quarter ended July 3, 1998 (before the one-time charge), a decrease in net income of $1,294,000. On a per share basis, net loss for the quarter ended July 2, 1999 was $0.46 per share diluted compared to net loss of $0.32 per share diluted for the quarter ended July 3, 1998 (including the one-time charge).

Six months ended July 2, 1999 and July 3, 1998

For the six months ended July 2, 1999 operations of the Company generated an operating loss of $511,000, compared to operating income of $1,207,000 for the comparable period of 1998. The decrease in income from operations for the quarter was primarily attributable to an increase in operating expenses, a reduction in sales and a reduction in gross margins.

Net sales for the six months ended July 2, 1999 were $10,727,000 compared to $11,390,000 for the comparable period of 1998, a decrease of $663,000 or approximately 5.8%. This decrease in sales included a decrease of $501,000 from distribution and redistribution and a decrease of $162,000 from manufacturing sales. Reduction in sales is primarily attributable to continued rescheduling in delivery dates by a number of customers.

Cost of sales for the six months ended July 2, 1999 and July 3, 1998 were $7,657,000 and $7,565,000, respectively (approximately 71.4% and 66.4% of sales, respectively). The reduction in gross margin percentages was mainly due to lowering prices on certain stock on hand in order to reduce inventory and increased costs associated with the Flightways manufacturing operations after relocation to the Company's corporate facilities in Simi Valley.

Operating expenses increased to $3,581,000 for the six months ended July 2, 1999, from $2,618,000 for the six months ended July 3, 1998, an increase of $963,000. The increase was principally attributable to the increased costs of operating in the new facility Simi Valley. The Company is consolidating its manufacturing operations at adjacent sites in Monrovia California and plans to relocate its corporate offices and distribution operation to smaller premises in order to reduce expenses.

Interest expense, including amortization of debt issuance costs, increased to $1,356,000 from $945,000 in the six months ended July 2, 1999 and July 3, 1998, respectively. This was attributable to increased debt used for acquisitions and to increase inventory levels.

Other expense for the six months ended July 3, 1998 included a one-time charge of $1,200,000 to reflect non-recurring expenses relating to the acquisition of Simi Valley facility, relocation costs and the initial expansion of the newly acquired manufacturing operations.

The Company had a net loss for the six months ended July 2, 1999 of $1,871,000 compared to net income of $255,000 for the six months ended July 3, 1998 (before the one-time charge), a decrease in net income of $2,134,000. On a per share basis, net loss for the six months ended July 2, 1999 was $0.75 per share diluted compared to net loss of $0.29 per share diluted for the six months ended July 3, 1998 (including the one-time charge).



Liquidity and capital resources

At July 2, 1999 the Company had working capital (current assets in excess of current liabilities) of $14,930,000 compared to $17,375,000 at January 1, 1999.

Operating activities provided $525,000 for the six months ended July 2, 1999 compared to operating cash used of $3,191,000 for the six months ended July 3, 1998, respectively. The major usage of cash in the earlier period was the increase in inventory.

The Company's operations to date have been primarily funded through bank loans, sales of equity and debentures, and seller's deferred purchase notes. If the Company is not able to reach profitability and obtain additional funding, the Company may not be able to meet its debt service obligations.

The Company's facility at Simi Valley, California is larger than is needed for its current operations. The Company is currently moving the manufacturing operations of its Flightways subsidiary to substantially cheaper premises adjacent to its Skylock subsidiary in Monrovia, California. This will have the advantage of locating all the manufacturing operations at a single location. The Company is currently seeking to sublet its facility at Simi Valley and to move its sales and management staff to smaller premises in Simi Valley. The Company has not yet located a subtenant for the Simi Valley facility.

The  Company  will  be  dependent   on  obtaining   additional   capital  or  on
restructuring its debt as it becomes due in the year 2000. If the Company continues to incur losses, it will also require additional capital to cover such losses.

The Company will continue actively to seek debt or equity capital infusions. The Company intends to use a substantial portion of any additional capital to pursue potential acquisitions and purchase inventory. There is no assurance that the Company will be successful in securing additional debt or capital.

Year 2000

The Year 2000 problem is the result of computer programs and embedded hardware chips that use two digits rather than four to define the applicable date. The Company is addressing possible liabilities related to this issue on its computer systems and machinery by making system and hardware changes before January 1, 2000.

The Company has expended approximately $115,000 through the quarter ended July 2, 1999 in addressing Year 2000 issues. The Company is not anticipating the compliance cost to exceed $225,000 and expects to be completed at the end of the third period of the 1999 fiscal year. The Company is expensing such costs as incurred. The Company is also making inquiries of vendors to determine whether vendors are Year 2000 compliant.

There can be no assurance that the Company or its suppliers or vendors will be Year 2000 compliant. Failure of the Company or any third-party enterprise with which the Company interacts to achieve that compliance could have a material adverse effect on the Company, its financial condition and results of operations.

Forward looking statements

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

ITEM 2.  CHANGES IN SECURITIES

Issuance of Shares Without Registration

In May 1999, the Company issued options to employees, directors and a consultant of the Company and its subsidiaries entitling such persons to acquire up to a total of 134,300 common shares, subject to vesting requirements, at a price of $4.65 per share. Options to purchase 24,800 common shares vest between November 12, 1999 and May 12, 2001, and expire May 12, 2004. Options to purchase 84,500 common shares vest between May 12, 2000 and May 12, 2002, and expire May 12, 2004. The remaining 25,000 options vested on or prior to July 31, 1999 and expire May 12, 2001. The Company did not receive any cash consideration for such issuance, and paid no commissions. The Company believes such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the quarter ended July 2, 1999.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

                  Those exhibits previously filed with the Securities and Exchange Commission as required by Item 601 of Regulation S-K, are incorporated herein by reference in accordance with the provisions of Rule 12b-32.

27                Financial Data Schedule

(b)               Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended July 2, 1999.

SIGNATURE



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: 19 August, 1999



                                        FIELDS AIRCRAFT SPARES, INC.



                                        By: /s/ Alan M. Fields
                                        ---------------------------------------
                                        Alan M. Fields, President and Principal
                                        Executive Officer



                                        By: /s/ Peter Frohlich
                                        ---------------------------------------
                                        Peter Frohlich, Principal Financial
                                        Officer